Form 10-Q
period 2015-07-31
Xactly Corp
filed 2015-09-11
CIK 1322554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-37451

Xactly Corporation

(Exact name of registrant as specified in its charter)

Delaware	11-3744289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Park Avenue, Suite 1700

San Jose, California 95110

(Address of principal executive offices)

Telephone Number (408) 977-3132

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

As of August 31, 2015, there were 29,150,130 shares of the registrant’s common stock outstanding.

Xactly Corporation

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect” and similar expressions and the negative of those expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow and ability to achieve and maintain future profitability;

•	our ability to anticipate market needs and timely develop new and enhanced solutions and services to meet those needs, and our ability to successfully monetize them;
•	the evolution of technology affecting our solutions, services and markets;
•	the impact of competition in our industry and innovation by our competitors;
•	the anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•	maintaining and expanding our customer base and our relationships with other companies;
•	our liquidity and working capital requirements;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
•	our ability to sell our solutions and expand internationally;
•	our failure to anticipate and adapt to future changes in our industry;
•	our reliance on our third-party service providers;
•	the impact of any failure of our solutions;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	the anticipated effect on our business of litigation to which we are or may become a party;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the U.S. and internationally;
•	the increased expenses and administrative workload associated with being a public company;
•	our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements; and
•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xactly Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	July 31, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$71,102	$19,325
Restricted cash, short term	286	102
Accounts receivable, net	14,276	17,172
Prepaid expenses and other current assets	4,404	3,875
Total current assets	90,068	40,474
Property and equipment, net	9,281	5,070
Goodwill	6,384	6,384
Other long-term assets	578	767
Total assets	$106,311	$52,695
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,015	$1,891
Accrued expenses	9,122	7,166
Debt, current portion	6,371	6,369
Deferred revenue, current portion	33,845	31,839
Total current liabilities	51,353	47,265
Debt, less current portion	21,457	20,546
Other long-term liabilities	4,607	2,107
Preferred stock warrant liabilities	—	5,885
Deferred revenue, less current portion	3,552	2,304
Total liabilities	80,969	78,107
Commitments and contingencies (note 5)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; no shares and 79,000,000 shares authorized as of July 31, 2015 and January 31, 2015, respectively; no shares and 17,871,971 shares issued and outstanding as of July 31, 2015 and January 31, 2015, respectively; aggregate liquidation preference of $0 and $102,643 as of July 31, 2015 and January 31, 2015, respectively	—	83,018
Preferred stock, $0.001 par value; 20,000,000 shares and no shares authorized as of July 31, 2015 and January 31, 2015, respectively; no shares issued or outstanding as of July 31, 2015 and January 31, 2015	—	—
Common stock $0.001 par value; 1,000,000,000 and 120,000,000 shares authorized as of July 31, 2015 and January 31, 2015, respectively; 29,149,755 and 2,881,951 shares issued and outstanding as of July 31, 2015 and January 31, 2015, respectively	29	3
Additional paid-in capital	149,655	7,422
Accumulated other comprehensive loss	(114)	(96)
Accumulated deficit	(124,228)	(115,759)
Total stockholders’ equity (deficit)	25,342	(25,412)
Total liabilities and stockholders’ equity (deficit)	$106,311	$52,695

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Revenue:
Subscription services	$14,271	$11,467	$27,748	$22,556
Professional services	4,081	3,434	8,427	7,626
Total revenue	18,352	14,901	36,175	30,182
Cost of revenue:
Subscription services	4,130	2,738	7,718	5,668
Professional services	3,743	3,428	7,424	7,083
Total cost of revenue	7,873	6,166	15,142	12,751
Gross profit	10,479	8,735	21,033	17,431
Operating expenses:
Research and development	3,852	2,695	7,361	5,465
Sales and marketing	8,623	8,064	15,767	14,059
General and administrative	3,574	2,112	7,123	5,138
Amortization of intangibles	—	181	—	362
Total operating expenses	16,049	13,052	30,251	25,024
Operating loss	(5,570)	(4,317)	(9,218)	(7,593)
Other income (expense):
Interest expense	(1,345)	(585)	(2,641)	(1,160)
(Increase) decrease in fair value of preferred stock warrant liabilities	3,487	(56)	3,542	(53)
Other expense, net	(30)	(10)	(33)	(24)
Total other income (expense)	2,112	(651)	868	(1,237)
Loss before income taxes	(3,458)	(4,968)	(8,350)	(8,830)
Income tax expense	17	36	119	59
Net loss	$(3,475)	$(5,004)	$(8,469)	$(8,889)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.28)	$(1.82)	$(1.10)	$(3.27)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	12,280	2,751	7,679	2,719

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Net loss	$(3,475)	$(5,004)	$(8,469)	$(8,889)
Other comprehensive income (loss)—foreign currency translation adjustments	(6)	3	(18)	24
Comprehensive loss	$(3,481)	$(5,001)	$(8,487)	$(8,865)

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,469)	$(8,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,447	927
Amortization of intangible assets	—	362
Amortization of debt issuance costs	925	249
Stock-based compensation	1,282	809
Donation of common stock to XactlyOne Foundation	498	—
(Income) expense from change in fair value of warrant liabilities	(3,542)	53
Loss from disposal on fixed assets	245	—
Facility exit costs	693	—
Changes in operating assets and liabilities:
Accounts receivable	2,896	(635)
Prepaid expenses and other current assets	(3,697)	(242)
Other long-term assets	5	3
Accounts payable	153	769
Accrued expenses	901	(236)
Deferred revenue	3,254	253
Other long-term liabilities	469	(75)
Net cash used in operating activities	(2,940)	(6,652)
Cash flows from investing activities:
Purchases of property and equipment	(3,660)	(1,030)
Net cash used in investing activities	(3,660)	(1,030)
Cash flows from financing activities:
Proceeds from line of credit	—	2,510
Proceeds from exercise of warrants to acquire convertible preferred stock, net of issuance costs	37	25
Proceeds from exercise of stock options	554	126
Principal payments under capital lease obligations	(1)	(286)
Payment of deferred initial public offering costs	(1,042)	(951)
Proceeds from initial public offering	58,844	—
Net cash provided by financing activities	58,392	1,424
Effect of exchange rate changes on cash and cash equivalents	(15)	22
Net increase (decrease) in cash and cash equivalents	51,777	(6,236)
Cash and cash equivalents at beginning of period	19,325	12,452
Cash and cash equivalents at end of period	$71,102	$6,216
Cash paid during the period for:
Interest, net	$1,487	$747
Income taxes	67	53
Noncash financing and investing activities:
Accrued equipment purchases	77	602
Leasehold improvements for deferred rent	2,275	—
Reclassification upon exercise of warrant for Series B convertible preferred stock	—	55

See Notes to Condensed Consolidated Financial Statements

Xactly Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Overview and Basis of Presentation

Company and Background

Xactly Corporation (the Company) was incorporated in Delaware in 2005. The Company is a provider of enterprise-class, cloud-based incentive compensation solutions for employee and sales performance management. The Company’s customers leverage these solutions to optimize incentive compensation and drive behavior by automating manual processes, streamlining workflows, providing visibility to users and delivering actionable analyses and insights. The Company’s solutions are delivered through a scalable, secure cloud-based platform that allows for fast innovation benefiting all customers while keeping their information secure. The Company is headquartered in San Jose, California. The Company’s fiscal year end is January 31 and its fiscal quarters end on April 30, July 31, October 31 and January 31.

Initial Public Offering

On July 1, 2015, the Company completed its initial public offering (IPO) in which it sold 7,909,125 shares of common stock, which includes 1,055,625 shares to cover over-allotments, to the public at $8.00 per share. The total gross proceeds from the offering were approximately $63,273,000. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58,844,000, before offering costs of approximately $4,318,000, of which, approximately $1,709,000 were unpaid as of July 31, 2015. Upon the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 17,871,971 shares of common stock. In addition, upon the IPO, the Company’s outstanding convertible preferred stock warrants became warrants to purchase common stock and the Company’s outstanding preferred stock warrant liabilities became indexed to the Company's common stock and accordingly have been reclassified to additional paid-in capital.

On June 11, 2015, a four-to-one reverse stock split of the Company's then-outstanding common stock and convertible preferred stock was effected in connection with the IPO. In this quarterly report on Form 10-Q, all information related to common stock, warrants to purchase common stock, stock awards, preferred stock, warrants to purchase convertible preferred stock and earnings per share has been retroactively adjusted to give effect to the four-to-one reverse stock split, without any change in the par value per share. Fractional shares resulting from the reverse stock split have been rounded down to the closest whole share.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly they do not include all of the financial information and footnotes required by US GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act)  with the SEC on June 26, 2015 (the IPO Prospectus). There have been no changes to the Company’s significant accounting policies described in the IPO Prospectus that have had a material impact on the Company’s consolidated financial statements and related notes.

The consolidated balance sheet as of January 31, 2015, included herein was derived from the audited financial statements as of that date. These unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, the Company’s comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending January 31, 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, revenue and sales allowances, allowance for doubtful accounts, determination of the fair value of common and preferred stock and preferred stock warrant liabilities (prior to IPO), stock-based compensation, determination of the fair value of acquired intangible assets, contingent liabilities and accounting for income taxes. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued an ASU on revenue from contracts with customers, which supersedes the current revenue recognition requirements. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard’s original effective date was the first quarter of fiscal year 2018 using one of two adoption methods.  However, in August 2015, the FASB issued an update to the ASU which provides the Company with the option to adopt in either the first quarter of fiscal year 2018 or fiscal year 2019. The Company will apply the guidance and disclosure provisions of the new standard in the first quarter of fiscal year 2019. The Company has not determined the potential effects of this standard on its consolidated financial statements or the planned method of adoption.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company will apply the guidance and disclosure provisions of the new standard and assess the impact upon effectiveness.

In April 2015, the FASB issued an ASU on the presentation of debt issuance costs. This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company will apply the guidance in the first quarter of fiscal year 2017 and does not expect this standard to have a material impact on its consolidated financial position or results of operations.

Note 2. Balance Sheet Components

Accounts receivable, net consisted of the following (in thousands):

	July 31,	January 31,
	2015	2015
Accounts receivable	$13,699	$16,498
Unbilled accounts receivable	617	714
Allowance for doubtful accounts	(40)	(40)
Accounts receivable, net	$14,276	$17,172

Accrued expenses consisted of (in thousands):

	July 31,	January 31,
	2015	2015
Accrued compensation and benefits	$3,316	$3,483
Accrued expenses	2,825	1,628
Deferred rent	1,239	563
Accrued legal settlement	500	500
Sales tax payable	463	360
Other	779	632
Total accrued expenses	$9,122	$7,166

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2015	2015
Computer software and equipment	$12,154	$9,283
Furniture and fixtures	684	582
Leasehold improvements	4,368	978
Construction in progress	288	1,927
Gross property and equipment	17,494	12,770
Less accumulated depreciation and amortization	(8,213)	(7,700)
Property and equipment, net	$9,281	$5,070

Depreciation and amortization expense for the three months ended July 31, 2015 and 2014 was $848,000 and $463,000, respectively, and for the six months ended July 31, 2015 and 2014, was $1,447,000 and $927,000, respectively.

Note 3. Fair Value Measurements of Assets and Liabilities

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Observable inputs are based on market data obtained from independent sources.

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	July 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$70,158	$—	$—	$70,158
Restricted cash—money market funds	313	—	—	313
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$70,573	$—	$—	$70,573

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$17,938	$—	$—	$17,938
Restricted cash—money market funds	313	—	—	313
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$18,353	$—	$—	$18,353
Liabilities:
Series C preferred stock warrants	$—	$—	$343	$343
Series D preferred stock warrants	—	—	145	145
Series D-1 preferred stock warrants	—	—	5,397	5,397
Total	$—	$—	$5,885	$5,885

The fair value of the preferred stock warrants is measured using the Black-Scholes option pricing model. Inputs to that model include: the warrants remaining contractual term, the risk-free interest rate over the term, expected volatility based on representative peer companies and the estimated fair value of the underlying class of preferred stock. Changes in the Level 3 measurement of preferred stock warrants relate solely to unrealized gains (losses) resulting from remeasurement each period.

The change in the fair value of the preferred stock warrants was as follows (in thousands):

Balance at January 31, 2015	$5,885
Decrease in fair value of warrants	(3,542)
Reclassified to additional paid-in capital	(2,343)
Balance at July 31, 2015	$—

In connection with the Company's IPO, all outstanding convertible preferred stock converted to common stock. As a result, as of June 26, 2015, liabilities associated with the convertible preferred stock warrants were remeasured at fair value on the IPO date and have been reclassified to additional paid-in capital because all of these warrants to purchase convertible preferred stock have become warrants to purchase common stock and will no longer be remeasured at fair value each reporting period.

Note 4. Debt

The Company has an Amended and Restated Loan and Security Agreement (SVB Agreement) and a Mezzanine Loan and Security Agreement (Mezzanine Loan) with Silicon Valley Bank (SVB). The SVB Agreement provides the Company with a revolving line of credit for $11,000,000 and allows for an increase up to $13,000,000 if the Company meets certain milestones. As of July 31, 2015 and January 31, 2015, $6,500,000 had been borrowed under the SVB revolving line of credit, leaving $4,500,000 available for borrowing. As of July 31, 2015 and January 31, 2015, the interest rate on the revolving line of credit was 5.5%. The Mezzanine Loan provides for a $10,000,000 mezzanine term loan with a fixed interest rate of 9.5%. As of July 31, 2015 and January 31, 2015, $10,000,000 was outstanding under the mezzanine term loan.

The Company also has an Amended and Restated Loan and Security Agreement (Wellington Agreement) with Wellington Financial LP (Wellington). As of July 31, 2015 and January 31, 2015, $15,408,000 was outstanding under the Wellington Agreement. As of July 31, 2015 and January 31, 2015 the interest rate on the Wellington Agreement was a fixed rate of 9.5%.

The SVB Agreement and the Wellington Agreement both include various financial and non-financial covenants for which the Company was in compliance as of July 31, 2015 and January 31, 2015.

Note 5. Commitments and Contingencies

Minimum Service Commitments and Leases

The Company has certain contractual service contracts that contain non-cancellable minimum service commitments that expire on various dates through fiscal 2016 and leases office space and equipment under non-cancellable operating and capital leases that expire on various dates through the year ending January 31, 2022. These commitments as of January 31, 2015 are disclosed in the Company’s IPO Prospectus, and did not change materially during the six months ended July 31, 2015. Leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes minimum rental expenses and lease incentives for operating leases on a straight-line basis over the term of the leases.

On March 30, 2015, the Company moved its headquarters to 300 Park Avenue in San Jose, CA and ceased using the leased office space at its prior headquarters. The Company is obligated to continue to make rental payments on the lease for its prior headquarters through January 2016. Therefore, the Company recorded a liability based on the remaining lease rentals, net of estimated sublease income in the amount of $693,000 which was recognized in the Company’s consolidated statements of operations in general and administrative expense for the six months ended July 31, 2015. As of July 31, 2015, $566,000 is included in accrued liabilities in the Company’s condensed consolidated balances sheets. For accounting purposes, the lease commencement date was January 15, 2015 and the related future committed payments are included in the Company’s IPO Prospectus and did not change materially during the six months ended July 31, 2015. Also, in connection with exiting its prior headquarters, the Company wrote off abandoned leasehold improvements with a net book value of approximately $245,000 resulting in a charge included in general and administrative expenses for the six months ended July 31, 2015.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s services and the Company may be subject to claims by customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on future results of operations.

To the extent permitted under Delaware law, the Company has agreements to indemnify directors and officers for certain events or occurrences while the director or officer is or was serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company believes that the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Other Taxes

The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with U.S. GAAP, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated.

Note 6. Stockholders’ Equity

Capital Structure

In June 2015, the Company’s board of directors and stockholders adopted an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company's outstanding common stock and convertible preferred stock at a ratio of four-to-one. Accordingly, on June 11, 2015, (i) each four shares of outstanding common stock and convertible preferred stock (collectively referred to as “Capital Stock”) were exchanged and combined into one share of Capital Stock of the same class and series, as applicable; (ii) the number of shares of Capital Stock into which each outstanding warrant or option to purchase Capital Stock is exercisable was proportionately reduced on a four-to-one basis; and (iii) the exercise price of each outstanding warrant or option to purchase Capital Stock was proportionately increased on a four-to-one basis.

Prior to the IPO (Note 1), the Company had outstanding 2,663,142 shares of Series A convertible preferred stock, 2,375,363 shares of Series B convertible preferred stock, 2,972,423 shares of Series C convertible preferred stock, 3,875,111 shares of Series D convertible preferred stock, 1,729,518 shares of Series D-1 convertible preferred stock, 3,391,686 shares of Series E convertible preferred stock and 864,728 shares of Series F convertible preferred stock. Each share of convertible preferred stock was convertible to one share of common stock upon receipt of the required consent of preferred stockholders or upon conclusion of qualified IPO.

Upon the closing of the IPO on July 1, 2015, all then-outstanding convertible preferred stock converted into 17,871,971 shares of common stock.

In connection with the Company's IPO, the Company amended and restated its certificate of incorporation ("Amended and Restated Certificate of Incorporation"), pursuant to which the Company is authorized to issue 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock, both with a par value of $0.001 per share. The Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State, and became effective on July 1, 2015.

As of July 31, 2015, there were 29,149,755 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Series E Preferred Stock Options

In connection with the Company’s acquisition of Centive, Inc. (Centive) in January 2009, the Company reserved for issuance 399,960 shares of Series E convertible preferred stock related to Series E convertible preferred stock options with an exercise price of $0.9580 per share, granted to former members of Centive management as designated by the former Centive shareholders. The shares may be issued to the former members of Centive management upon exercise of the options only upon the completion of a sale event of the Company or if the shares become freely tradable in a public securities market. In either case, the proceeds from the exercise of the options, once received by the Company or, in the case of a cashless exercise, any shares tendered back to the Company to satisfy the exercise price, will be distributed to the former Centive shareholders. If the shares underlying the options are not issued to the former members of Centive management, either because they are never exercised or they terminate by their expiration date of January 22, 2019, then the shares will be distributed to the former Centive shareholders. As a result of the Company’s IPO, the options may be exercised commencing when the shares of common stock underlying such options become freely tradable in a public securities market and ending prior to March 31, 2016.

Warrants

As of January 31, 2015, the Company had outstanding warrants to purchase a total of 35,433, 15,789, 471,948 and 216,175 shares of Series C, D, D-1 and F convertible preferred stock, respectively. Prior to the IPO, the Company had determined that the warrants to purchase Series C, D and D-1 convertible preferred stock should be liability classified and the warrants to purchase Series F convertible preferred stock should be equity classified. Upon the IPO, the Company’s outstanding convertible preferred stock warrants became warrants to purchase common stock and the Company’s outstanding preferred stock warrant liabilities became indexed to the Company's common stock and accordingly have been reclassified to additional paid-in capital.

Donation to the XactlyOne Foundation

In May 2015, the Company donated 50,000 shares of common stock to the XactlyOne Foundation. The Company recorded a share-based charge of $498,000 for the value of the donated shares to general and administrative expense in the three months ended July 31, 2015.

Note 7. Stock-based Awards and Stock-based Compensation

2005 Stock Option Plan

In 2005, the Company adopted a stock plan (2005 Plan), which was amended in September 2011 and again in March 2015. The 2005 Plan was terminated in connection with the IPO, and accordingly, no shares are available for future issuance under this plan. All shares that were available for the Company to grant under the 2005 Plan immediately prior to its termination were canceled. Awards under the 2005 Plan that expire or terminate without having been exercised subsequent to the IPO or are forfeited to or repurchased by the Company subsequent to the IPO will become available for issuance under the 2015 Equity Incentive Plan (2015 Plan), subject to the limits set forth in the 2015 Plan.

2015 Equity Incentive Plan

In June 2015, the Board adopted and the Company’s stockholders approved the 2015 Plan, which became effective upon the effectiveness of the IPO Prospectus. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s subsidiary corporations’ employees and consultants.

As of July 31, 2015, an aggregate of 2,808,400 common shares were reserved and available for issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the ESPP) with the first offering period under the ESPP beginning on the effectiveness of the IPO Prospectus. As of such date, an aggregate of 600,000 shares of common stock were reserved and are available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value, as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month purchase periods, starting on the first trading day on or after March 20 and September 20 of each year. The first purchase period began on the first trading day after the effective date of the registration statement and will end on March 20, 2016.

Stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Balance at January 31, 2015	4,703,974	$3.29	7.1 years	$21,014
Granted	187,556	9.51
Exercised	(432,900)	1.28
Forfeited	(77,844)	6.77
Expired	(16,606)	2.71
Balance at July 31, 2015	4,364,180	$3.70	6.9 years	$16,409
Vested and expected to vest as of July 31, 2015	4,254,970	$3.62	6.8 years	$16,315
Exercisable as of July 31, 2015	2,625,548	$1.86	5.6 years	$14,299

The intrinsic value for options exercised represents the difference between the fair market value based on the valuation of the common stock as determined by the Company’s Board of Directors prior to the IPO, or the closing market price of the Company’s common stock, following the IPO, on the date of exercise and the exercise price of the in-the-money stock options.

Valuation and Expense of Stock-Based Compensation

The fair value of stock options and ESPP awards is estimated at the grant date for options and issuance date for ESPP using the Black-Scholes option valuation model. The determination of fair value of stock options on the date of grant and ESPP awards on the date of issuance using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards based on average historical volatility of comparable entities with publicly traded shares and actual employee stock option exercise behavior.

Stock-based compensation included in the Company’s consolidated statements of operations is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Cost of subscription services	$93	$56	$165	$112
Cost of professional services	68	14	109	27
Research and development	146	62	240	118
Sales and marketing	173	58	285	152
General and administrative	253	195	483	400
Total	$733	$385	$1,282	$809

As of July 31, 2015, there was $5,735,000 of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.8 years.

The Company did not issue any shares under the ESPP during the six months ended July 31, 2015.

Restricted Stock Units

A summary of RSU activity during the six months ended July 31, 2015 was as follows:

	Number of shares	Weighted average grant-date fair value

Balance at January 31, 2015	—	$—
Granted	215,191	8.32
Released	—	—
Forfeited	—	—
Balance at July 31, 2015	215,191	$8.32

Note 8. Income Taxes

For the three and six months ended July 31, 2015 and 2014, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.

Note 9. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(3,475)	$(5,004)	$(8,469)	$(8,889)
Denominator:
Weighted-average common shares outstanding	12,280	2,751	7,679	2,719
Basic and diluted net loss per share	$(0.28)	$(1.82)	$(1.10)	$(3.27)

The following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because they were anti-dilutive (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Shares of common stock issuable upon conversion of preferred stock	—	17,007	—	17,007
Shares of common stock issuable upon exercise of warrants	523	219	523	219
Shares of common stock issuable under stock option plans outstanding	4,579	4,337	4,579	4,337
Potential common shares excluded from diluted net loss per share	5,102	21,563	5,102	21,563

Note 10. Segment Information and Information About Geographic Concentrations

The Company has determined that the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reporting segment.

Revenue by location is determined by the billing address of the customer. The following tables present the Company’s revenue by geographic region for the periods presented (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
United States	$16,623	$13,772	$33,116	$28,150
Rest of the world	1,729	1,129	3,059	2,032
Total	$18,352	$14,901	$36,175	$30,182

Revenue from no other individual country exceeded 10% of total revenue for the three months ended July 31, 2015 or 2014 or for the six months ended July 31, 2015 or 2014.

Property and equipment by geographic location is based on the location of the legal entity that owns the asset and were as follows (in thousands):

	July 31, 2015	January 31, 2015
United States	$9,099	$4,901
Rest of the world	182	169
Total	$9,281	$5,070

Note 11. Related Party Transactions

The Company has a vendor and a customer relationship with a software company that had an individual who was an executive with such company on the Company’s board of directors during the periods presented in this report. This software company provides software to the Company that allows the transfer of data between the Company’s products.   For the three and six months ended July 31, 2015 and 2014, the Company licensed software from this related party for approximately $97,500, $97,500, $75,000, and $75,000, respectively, and billed this related party approximately $0, $3,000, $512,000, and $516,000, respectively. Amounts payable to and receivable from this related party were de minimus for all periods presented.

Note 12. Subsequent Events

On August 31, 2015, all amounts outstanding under the Wellington Agreement were fully repaid in accordance with its terms, and as a result, the remaining debt discounts associated with that facility will be fully recognized as expense in the quarter ending October 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our IPO Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 26, 2015. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

Overview

We are a leading provider of enterprise-class, cloud-based incentive compensation solutions for employee and sales performance management. We address a critical business need: to incentivize employees and align their behaviors with company goals. Our solutions allow organizations to make better strategic decisions, optimize behaviors, increase sales and employee performance, improve margins, increase operational efficiencies, mitigate risk, design better incentive compensation plans and reduce error rates in incentive compensation calculations. We were the first 100% cloud-based, multi-tenant provider focusing solely on the incentive compensation and employee and sales performance management market and we achieved our leadership position through domain expertise and innovative technology. We deliver our solutions through a Software-as-a-Service (SaaS) business model.

We were founded in March 2005 and initially we focused on providing incentive compensation solutions for sales personnel. As we have grown, we have expanded our solutions to serve all types of employees across a variety of industries and companies, ranging from FORTUNE 50 enterprises to small, emerging companies. Our initial commercially available solution was Xactly Incent Enterprise, our flagship solution, which helps large enterprise and mid-market companies manage the critical elements of incentive compensation. In 2010, we introduced Xactly Incent Express, our incentive compensation solution that provides streamlined functionality targeted to companies with fewer than 350 employees. In 2013, we introduced Xactly Objectives, a solution for both sales and non-sales personnel, allowing managers and employees to collaboratively track and achieve individual and shared goals. In August 2014, we introduced Xactly Insights, a solution which helps our customers make fact-based decisions to motivate employees and drive business performance using our empirical set of aggregated and anonymized data. In addition, over the years, we have also introduced modules that augment Xactly Incent Enterprise, such as analytics, modeling, automated workflows and approvals and credit assignment.

Our customer base has been predominantly located in the U.S., and we plan to grow our customer base internationally. However, a number of our customers are U.S. companies with employees abroad. We estimate that approximately 28% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2015. For the three and six months ended July 31, 2015, approximately 91% and 92% of our revenue was from U.S. customers, respectively. We market our solutions and services through our direct sales force and sales support staff, and we also rely on partners to refer opportunities to our sales force.

Because we offer our solutions on a subscription basis, we have visibility into a substantial portion of our near-term subscription revenue. Subscriptions are typically sold through non-cancellable contracts with one to three year terms. Subscription fees are primarily based on the number of subscribers per customer per month. We generally invoice customers annually in advance. The prices we charge a customer per subscriber are driven, in part, by subscriber attributes and the number of subscribers for which that customer has contracted, with generally lower prices per subscriber for larger contracts consistent with industry practice. Customer attributes that impact pricing include, in no particular order, frequency of payment by the customer to its employees, complexity of the compensation plans, value of the employee’s compensation, value of the product or service that the employee is selling and the number of payees. Changes in competitive or market conditions may also cause us to reduce the prices we charge for our solutions or revise the pricing model upon which they are based. The average pricing per subscriber of our subscription services for the three and six months ended July 31, 2015 remained relatively consistent when compared to the three and six months ended July 31, 2014.  We recognize subscription services revenue ratably over the term of the contract, and amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet. Our deferred revenue does not include the unbilled portion of subscription agreements.

We also derive revenue from professional services. Professional services include revenue from assisting customers in implementing our solutions and optimizing their uses, such as application configuration, system integration, data transformation and automation services, and education and training services. This revenue is largely driven by the number and mix of implementations performed by us in a quarter. Professional services are billed predominantly on a time-and-materials basis, with some fixed-fee arrangements.

Professional services yield lower margins than subscriptions due to the labor-intensive nature of such services. We also have partners who implement our solutions for which we do not receive professional services revenue.

As of July 31, 2015, we had approximately 216,000 subscribers, compared to approximately 194,000 subscribers at January 31, 2015, an increase of approximately 11% and approximately 157,000 subscribers at July 31, 2014, an increase of approximately 38%. No single customer accounted for more than 5% of our revenue for the three or six months ended July 31, 2015 or 2014. Within our customer base, deployments range from implementations within a single division or geography to enterprise-wide or global deployments. Our growth to date has been a function of growth in new customers, new subscribers at current customers and sales of additional modules to current customers. While approximately 55% of our customers were enterprise and mid-market companies as of July 31, 2015, we derived approximately 91% of our revenue from enterprise and mid-market customers for the three and six months ended July 31, 2015. We define our enterprise customers as those customers with a minimum of 4,000 employees and our mid-market customers as those customers with at least 350 and less than 4,000 employees. We have sold our solutions to customers in a number of industry verticals, including business & financial services, communications, high-tech manufacturing, life sciences, media & internet and SaaS & traditional software.

We had total revenue of $18.4 million and $14.9 million for the three months ended July 31, 2015 and 2014, respectively, resulting in an increase of 23%. Our subscription revenue for the three months ended July 31, 2015 and 2014 was $14.3 million and $11.5 million, respectively, resulting in an increase of 24%. In addition, for the six months ended July 31, 2015 and 2014, our total revenue was $36.2 million and $30.2 million, respectively, a period-over-period increase of 20%. Our subscription revenue for the six months ended July 31, 2015 and 2014 was $27.7 million and $22.6 million, respectively, a period-over-period increase of 23%. We have made and expect to continue to make significant investments to support our growth, and accordingly have incurred net losses of $3.5 million and $5.0 million for the three months ended July 31, 2015 and 2014, respectively. For the six months ended July 31, 2015 and 2014, our net losses were $8.5 million and $8.9 million, respectively. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

In May 2015, we established the XactlyOne Foundation as a non-profit organization, and issued 50,000 shares of our common stock to it. The proposed programs of the XactlyOne Foundation include grants, volunteerism and other projects. We believe the XactlyOne Foundation will foster employee morale, strengthen our community presence and provide increased brand visibility. We recorded a non-cash expense of $0.5 million in the quarter ended July 31, 2015 equal to the fair value of the shares of our common stock on the date of issuance.

Our growth strategy includes acquiring new customers, selling more subscriptions and modules to existing customers, enhancing our existing solutions, introducing new solutions and modules, expanding internationally, developing our partner ecosystem and pursuing selective acquisitions. Our continued growth is dependent on selling more solutions and on a stable or robust economy. A general economic downturn that leads to less hiring or to a reduction in hiring or spending by our customers or potential customers would negatively impact our growth and would adversely affect our operating results. Given our limited experience in operating our business internationally, there is a risk that efforts that we may undertake to expand abroad will not be successful, which would adversely affect our operating results.

Key business metrics

We use the following key business metrics in addition to our U.S. GAAP financial results to evaluate growth trends, measure our performance and make strategic decisions.

Subscribers

The number of subscribers at each of our customers ranges from tens to thousands. As of July 31, 2015, we had approximately 216,000 subscribers. This represents an increase of approximately 38% over the approximately 157,000 subscribers we had as of July 31, 2014. A subscriber is a unique user account purchased by a customer for use by an employee or other customer-authorized user.

	As of July 31,	As of July 31,
	2015	2014
Subscribers*	216,000	157,000

*	Rounded to the nearest thousand.

Revenue Retention Rate

On an annual fiscal year basis, we also use revenue retention rate as described in our IPO Prospectus.

Components of Results of Operations

Revenue

Subscription services

Subscription services include revenue from our incentive compensation solutions. We generate revenue from subscription services and related support of our solutions, generally pursuant to non-cancellable contracts that range in duration from one to three years. We typically invoice customers in advance in annual installments for our subscription services. We recognize subscription services revenue ratably over the term of the subscription. Amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet.

Professional services

Professional services include revenue from assisting customers in implementing and optimizing use of our incentive compensation solutions. These services include application configuration, system integration, data transformation and automation services, education and training services and strategic services.

Our professional services are billed predominantly on a time-and-materials basis, with some services billed on a fixed-fee basis. We generally invoice customers monthly as the work is performed for time-and-materials arrangements or on a milestone basis for fixed-fee arrangements. We recognize professional services revenue as the services are performed using the proportional-performance method, with performance based on hours of work performed or upon project completion for certain fixed-fee contracts.

Cost of revenue

Subscription services

Our cost of subscription services consists primarily of data center capacity costs, personnel costs for our data center and customer support departments, software and maintenance costs, third-party royalties and other outside services associated with delivery of our subscription services. In addition, our cost of subscription services includes allocated depreciation and amortization, facilities, insurance and rent expenses.

Professional services

Cost of professional services consists primarily of personnel costs for our professional services delivery team as well as other outside services associated with supplementing our internal staff. In addition, our cost of professional services includes allocated depreciation, facilities, insurance and rent expenses.

Operating expenses

We classify our operating expenses as research and development, sales and marketing, general and administrative expenses and amortization of intangibles.

Research and development expenses consist primarily of personnel costs and outside services. In addition, research and development expenses include allocated depreciation, facilities, insurance and rent expenses. We believe that continued investment in our solutions is important for our growth. We expect our research and development expenses to continue to increase in dollar amount for the foreseeable future, and these expenses may also increase as a percentage of our total revenue, at least in the near term.

Sales and marketing expenses consist primarily of personnel costs, sales commissions, customer-focused events and travel-related expenses. In addition, sales and marketing expenses include allocated depreciation, facilities, insurance and rent expenses. We expect our sales and marketing expenses to continue to increase in dollar amount for the foreseeable future as we expand our sales and marketing efforts domestically and internationally, and these expenses also may increase as a percentage of our total revenue, at least in the near term.

General and administrative expenses consist primarily of personnel costs for finance, accounting, legal, human resources and management information systems personnel. In addition, general and administrative expenses include outside legal costs, professional fees and all other supporting corporate expenses not allocated to other departments. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. We expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future, and these expenses also may increase as a percentage of our total revenue, at least in the near term.

Amortization of intangibles includes the amortization of certain acquired customer relationships and contract rights in connection with our acquisition of Centive in 2009. As of January 31, 2015, all acquired intangible assets have been fully amortized.

Results of operations

The following tables show our results of operations in dollars and as a percentage of our total revenue. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2015	2014	2015	2014
Revenue:
Subscription services	$14,271	$11,467	$27,748	$22,556
Professional services	4,081	3,434	8,427	7,626
Total revenue	18,352	14,901	36,175	30,182
Cost of revenue:
Subscription services	4,130	2,738	7,718	5,668
Professional services	3,743	3,428	7,424	7,083
Total cost of revenue	7,873	6,166	15,142	12,751
Gross profit	10,479	8,735	21,033	17,431
Operating expenses:
Research and development	3,852	2,695	7,361	5,465
Sales and marketing	8,623	8,064	15,767	14,059
General and administrative	3,574	2,112	7,123	5,138
Amortization of intangibles	—	181	—	362
Total operating expenses	16,049	13,052	30,251	25,024
Operating loss	(5,570)	(4,317)	(9,218)	(7,593)
Total other income (expense)	2,112	(651)	868	(1,237)
Loss before income taxes	(3,458)	(4,968)	(8,350)	(8,830)
Income tax expense	17	36	119	59
Net loss	$(3,475)	$(5,004)	$(8,469)	$(8,889)

Percentage of total revenue

	Three months ended July 31,*		Six months ended July 31,*
	2015	2014	2015	2014
Revenue:
Subscription services	78%	77%	77%	75%
Professional services	22	23	23	25
Total revenue	100	100	100	100
Cost of revenue:
Subscription services	23	18	21	19
Professional services	20	23	21	23
Total cost of revenue	43	41	42	42
Gross profit	57	59	58	58
Operating expenses:
Research and development	21	18	20	18
Sales and marketing	47	54	44	47
General and administrative	19	14	20	17
Amortization of intangibles	—	1	—	1
Total operating expenses	87	88	84	83
Operating loss	(30)	(29)	(25)	(25)
Total other expense	12	(4)	2	(4)
Loss before income taxes	(19)	(33)	(23)	(29)
Income tax expense	—	—	—	—
Net loss	(19)%	(34)%	(23)%	(29)%

*	Certain figures may not sum due to rounding.

Comparison of the three and six months ended July 31, 2015 and 2014

Revenue

	Three months ended July 31,				Six months ended July 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Subscription services	$14,271	$11,467	$2,804	24%	$27,748	$22,556	$5,192	23%
Professional services	4,081	3,434	647	19%	8,427	7,626	801	11%
Total revenue	$18,352	$14,901	$3,451	23%	$36,175	$30,182	$5,993	20%
Percentage of revenue
Subscription services	78%	77%			77%	75%
Professional services	22%	23%			23%	25%
Total	100%	100%			100%	100%

Total revenue increased by $3.5 million or 23%, and $6.0 million or 20% for the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014, respectively.

Subscription services revenue increased by $2.8 million or 24%, and $5.2 million or 23%, for the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014, respectively. The increase was primarily due to the addition of new customers and to a lesser extent, an increase in subscribers at existing customers, as well as the sale of additional modules to existing customers.

Professional services revenue increased by $0.6 million or 19%, and $0.8 million or 11%, for the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014, respectively. The increase in professional services revenue was related to an increase in implementation and integration services due to the increase in the number of new customers purchasing our subscriptions.

Cost of revenue and gross margin

	Three months ended July 31,				Six months ended July 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenue:
Subscription services	$4,130	$2,738	$1,392	51%	$7,718	$5,668	$2,050	36%
Professional services	3,743	3,428	315	9%	7,424	7,083	341	5%
Total cost of revenue	$7,873	$6,166	$1,707	28%	$15,142	$12,751	$2,391	19%
Gross profit	$10,479	$8,735	1,744	20%	$21,033	$17,431	3,602	21%
Gross margin	57%	59%	(2)%		58%	58%	0%
Percentage of revenue:
Subscription services	23%	18%			21%	19%
Professional services	20%	23%			21%	23%
Total	43%	41%			42%	42%

Cost of revenue increased by $1.7 million or 28%, and $2.4 million or 19%, for the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014, respectively, primarily due to an increase in personnel costs, facilities, insurance, rent, royalty costs, outside services and depreciation.

Cost of subscription services increased by $1.4 million or 51%, and $2.1 million or 36%, for the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014, respectively. For the three months ended July 31, 2015, the increase was due to an increase of $0.6 million in personnel costs for headcount necessary to support the growth in our subscriber base and a $0.6 million increase in depreciation expense and expensed equipment.  For the six months ended July 31, 2015, the increase was due to an increase of $0.8 million in personnel costs for headcount necessary to support the growth in our subscriber base, a $0.6 million increase in depreciation expense and expensed equipment, a $0.3 million increase in royalty costs and outside services, as well as an increase of $0.2 million of hosting and other expenses.

Cost of professional services increased $0.3 million or 9%, and $0.3 million or 5%, for the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014, respectively. For the three months ended July 31, 2015, the increase was due to increases of $0.2 million in personnel costs primarily in salaries and bonuses and $0.1 million in outside services. For the six months ended July 31, 2015, the increase was due to a $0.3 million increase in personnel costs related to increases in salaries and bonuses.

Overall gross margin decreased by 2% to 57% for the three months ended July 31, 2015 from 59% for the three months ended July 31, 2014. The decrease was primarily the result of our recent increase in data center and customer support capacity investments offset by higher average billing rates and higher utilization for both our direct and indirect professional services resources. Overall gross margin remained flat at 58% for the six months ended July 31, 2015 and July 31, 2014.

Operating expenses

	Three months ended July 31,				Six months ended July 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$3,852	$2,695	$1,157	43%	$7,361	$5,465	$1,896	35%
Sales and marketing	8,623	8,064	559	7%	15,767	14,059	1,708	12%
General and administrative	3,574	2,112	1,462	69%	7,123	5,138	1,985	39%
Amortization of intangibles	—	181	(181)	(100)%	—	362	(362)	(100)%
Total operating expenses	$16,049	$13,052	$2,997	23%	$30,251	$25,024	$5,227	21%
Percentage of revenue:
Research and development	21%	18%			20%	18%
Sales and marketing	47%	54%			44%	47%
General and administrative	19%	14%			20%	17%
Amortization of intangibles	—%	1%			—%	1%
Total	87%	88%			84%	83%

Research and development expenses increased by $1.2 million or 43%, and $1.9 million or 35%, for the three and six months ended July 31, 2015, compared to the three and six months ended July 31, 2014, respectively. The increase for the three months ended July 31, 2015 was primarily due to an increase in personnel costs of $0.8 million related to increases in headcount to support our development and product management teams and an increase of $0.2 million in outside services. The increase for the six months ended July 31, 2015 was primarily due to an increase in personnel costs of $1.3 million related to increases in headcount to support our development and product management teams. There were also increases in software, equipment, facilities and other costs of $0.5 million related to headcount growth.

Sales and marketing expenses increased by $0.6 million or 7%, and $1.7 million or 12%, for the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014. The increase for the three months ended July 31, 2015 was primarily due to an increase in personnel costs of $0.9 million related to an increase in headcount. The increase in personnel costs was offset by a decrease in variable costs of $0.4 million due to decreases in targeted marketing and promotions costs. The increase for the six months ended July 31, 2015 was primarily due to an increase in personnel costs of $1.8 million related to an increase in headcount. In addition, the growth in our sales and marketing departments led to increases in facilities, employee related travel, software, equipment and depreciation costs of $0.4 million to support these departments. Commissions also increased by $0.2 million due to increased billings for the six months ended July 31, 2015 as compared to the six months ended July 31, 2014.  These increases were offset by decreases in lead generation costs of $0.4 million and other employee costs of $0.3 million.

General and administrative expenses increased by $1.5 million or 69%, and $2.0 million or 39%, for the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014. The increase for the three months ended July 31, 2015 was due primarily to an increase of $0.5 million in other general and administrative costs due to our contribution of common stock to the XactlyOne Foundation made during the second quarter of fiscal 2016, and a $0.4 million increase in personnel costs related to an increase in headcount and travel to support our revenue growth. There was also an increase in legal and accounting expenses of $0.3 million. The increase for the six months ended July 31, 2015 was due to an increase in other general and administrative costs of $0.7 million primarily due to the contribution of common stock to the XactlyOne Foundation made during the second quarter of fiscal 2016. Facilities expenses increased by $0.7 million as we are obligated to continue to make rental payments on the lease for our prior headquarters through January 2016, and we also wrote off certain leasehold improvements at the prior headquarters.  In addition, personnel costs of $0.6 million related to an increase in headcount and travel to support our revenue growth. There was also an increase of $0.2 million in software and equipment, software, and other supplies. These increases during the six months ended July 31, 2015 were partially offset by a decrease in accounting fees of $0.4 million.

Amortization of intangibles decreased by $0.2 million or 100%, and by $0.4 million or 100%, for the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014, respectively. As of January 31, 2015, the entire intangible asset balance had been fully amortized.

Total other income (expense)

	Three months ended July 31,				Six months ended July 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest expense	$(1,345)	$(585)	$(760)	130%	$(2,641)	$(1,160)	$(1,481)	128%
(Increase) decrease in fair value of preferred stock warrant liabilities	3,487	(56)	3,543	NM	3,542	(53)	3,595	NM
Other expense, net	(30)	(10)	(20)	200%	(33)	(24)	(9)	38%
Total other income (expense)	$2,112	$(651)	$2,763	424%	$868	$(1,237)	$2,105	170%
Percentage of revenue:
Interest expense	(7)%	(4)%			(7)%	(4)%
(Increase) decrease in fair value of preferred stock warrant liabilities	19%	—%			10%	—%
Other income (expense), net	—%	—%			—%	—%
Total	12%	(4)%			2%	(4)%

Interest expense increased by $0.8 million and $1.5 million for the three and six months ended July 31, 2015 compared to the three and six months ended July 31, 2014, respectively, primarily due to interest accrued on a larger outstanding principal balance under our credit facilities as well as the non-cash amortization of the debt discount related to the warrants issued in November 2014 being amortized over the term of the related debt facility.

In the three months ended July 31, 2015, we recorded a $3.5 million benefit for the decrease in the fair value of our preferred stock warrant liabilities primarily due to an overall decrease in the fair value of the existing warrants based on the initial public offering price of our common stock.

Liquidity and capital resources

Liquidity

The following table summarizes our cash flows for the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2015	2014	2015	2014
Net cash used in operating activities	$(1,771)	$(4,013)	$(2,940)	$(6,652)
Net cash used in investing activities	(1,686)	(530)	(3,660)	(1,030)
Net cash provided by financing activities	58,666	972	58,392	1,424
Cash and cash equivalents	71,102	6,216	71,102	6,216

Prior to our IPO, we financed our operations primarily through the sales of our solutions, private placements of our convertible preferred stock and proceeds from our credit facilities in the form of term debt, capital leases and a revolving line of credit. In July 2015, we raised gross proceeds of $63.3 million in our IPO. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58.8 million, before offering costs of approximately $4.3 million, of which, approximately $1.7 million were unpaid as of July 31, 2015. As of July 31, 2015 and January 2015 we had $71.1 million and $19.3 million, respectively, of cash and cash equivalents.

In August 2012, we entered into the SVB Agreement with SVB. In October 2014, we extended the maturity date of the SVB credit facility to August 20, 2016 and provided for increases in the revolving line of credit under such facility from $8.0 million to up to $13.0 million upon the achievement of certain milestones. In November 2014, we achieved the first such milestone and the revolving credit line under the facility was increased to $11.0 million. As of July 31, 2015 and January 31, 2015, we had $6.5 million outstanding under the SVB credit facility.

In October 2014, we entered into the Mezzanine Loan consisting of a $10.0 million term loan facility. The Mezzanine Loan matures on October 24, 2017. In October 2014, we drew $10.0 million on the Mezzanine Loan. In November 2014, Westriver Mezzanine Loans, LLC (Westriver) became a co-lender in the Mezzanine Loan.

In May 2013, we entered into a Loan and Security Agreement with Wellington. In October 2014, we entered into an amendment and restatement of the Wellington Agreement with Wellington, which amended the original May 2013 Loan and Security Agreement. The Wellington Agreement consists of a $15.4 million term loan facility, which is a consolidation of the balance outstanding on the term loan and operating line entered into in May 2013. The Wellington Agreement matures on October 24, 2017.  As of July 31, 2015 and January 31, 2015, we had $15.4 million outstanding under the Wellington Agreement.  On August 31, 2015, we repaid all amounts outstanding under the Wellington Agreement in full accordance with its terms.

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2015, and January 31, 2015, we had deferred revenue of $37.4 million and $34.1 million, respectively. Of these amounts, $33.8 million and $31.8 million, respectively, were recorded as current liabilities and are expected to be recorded as revenue in the following fiscal year, provided all other revenue recognition criteria have been met.

Net cash used in operating activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel, customer acquisition and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our solutions, and the amount and timing of customer payments.  For the periods presented, we have continued to experience increases in sales and marketing expenses combined with increases in investments in personnel and infrastructure, all of which have significantly exceeded the revenue generated from the growth in our subscriber base, driving net losses, which have resulted in negative working capital for the periods presented.  As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect working capital deficits and uses of cash in operations, to continue.

We used $2.9 million in cash for operating activities for the six months ended July 31, 2015, which reflects our net loss of $8.5 million, adjusted by non-cash charges of $1.5 million consisting primarily of $1.3 million for stock-based compensation, $1.4 million for depreciation and amortization, $0.9 million for amortization of debt issuance costs, $0.7 million for facility exit costs and $0.5 million related to the donation of our common stock to the XactlyOne Foundation, partially offset by a gain from the change in fair value of warrant liability of $3.5 million. Additional sources of cash inflows were from changes in our working capital, including a $2.9 million decrease in accounts receivable, $3.3 million increase in deferred revenue, $1.1 million increase in accounts payable and accrued expenses and $0.5 million increase in other long-term liabilities, which was partially offset by a $3.7 million increase in prepaid expenses and other current assets.

We used $6.7 million in cash for operating activities for the six months ended July 31, 2014, which reflects our net loss of $8.9 million, adjusted by non-cash charges of $2.4 million consisting primarily of $0.8 million for stock-based compensation, $1.3 million for depreciation and amortization and $0.2 million for amortization of debt issuance costs. Additional sources of cash inflows were from changes in our working capital, including a $0.3 million increase in deferred revenue and $0.8 million increase in accounts payable, which was partially offset by a $0.6 million decrease in accounts receivable, a $0.2 million increase in prepaid expenses and other current assets and $0.2 million decrease in accrued expenses.

Average days sales outstanding decreased from 82 days for the six months ended July 31, 2014 to 79 days for the six months ended July 31, 2015.

Net cash used in investing activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

We used $3.7 million in cash for investing activities for the six months ended July 31, 2015 compared to $1.0 million in for the six months ended July 31, 2014. The $2.7 million increase in cash used in investing activities was primarily due to an increase in purchases of property and equipment as we made significant investments in hardware and software to support growth in our customer base. In particular, we made significant investments in enhancing our system architecture by completing an additional secure production environment during the six months ended July 31, 2015.

Net cash provided by financing activities

We generated $58.4 million in cash from financing activities for the six months ended July 31, 2015 which was primarily due to $57.8 million net proceeds from our IPO and $0.6 million proceeds from exercise of stock options. We generated $1.4 million in cash from financing activities for the six months ended July 31, 2014 which was primarily due to $2.5 million of borrowings under the Mezzanine Loan and $0.1 million proceeds from exercise of stock options, offset by $1.0 million of payments of deferred initial public offering costs and $0.3 million of payments related to our capital lease obligations.

Capital resources

As of July 31, 2015, we had cash and cash equivalents of $71.1 million, which were predominantly denominated in U.S. dollars and consisted of bank deposits and money market funds. As of July 31, 2015, $0.2 million of cash was held by our foreign subsidiaries. We incurred net losses of $3.5 million, and $5.0 million during the three months ended July 31, 2015 and 2014, respectively, and $8.5 million and $8.9 million during the six months ended July 31, 2015 and 2014, respectively. In addition, our accumulated deficit was $124.2 million as of July 31, 2015.

We require access to capital to fund our operations, including general working capital for operating expenses, purchases of property and equipment for our operations, and other needs. We believe that our existing liquidity sources will satisfy our cash requirements and operations (including continued growth in revenue and employees) for at least the next 12 months. We expect that our operating losses and negative cash flows from operations will continue through at least the foreseeable future. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We cannot assure you that such additional financing will be available at terms acceptable to us, or at all. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may need to be curtailed.

Contractual obligations

On August 31, 2015, all amounts outstanding under the Wellington Agreement were fully repaid in accordance with its terms. There were no other material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our IPO Prospectus.

Silicon Valley Bank credit facility

In August 2012, we entered into the SVB Agreement with SVB, to refinance the original SVB credit facility. The total credit facility consisted of a $7.0 million revolving line of credit and a $3.0 million term loan facility. All of our assets are pledged as collateral under this agreement to SVB on a first priority, senior basis, subject to certain limitations. The 2012 agreement contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with minimum monthly recurring revenue, minimum cash flow from operations and maximum capital expenditures financial covenants. We were in compliance with all covenants as of January 31, 2015.

In February 2013, we entered into a First Amendment to the SVB Agreement with SVB. The amendment removed the minimum cash flow from operations financial covenant, added a maximum cumulative EBITDA loss financial covenant and set the threshold amounts in the financial covenants for the fiscal year ended January 31, 2015. Additionally, in March 2013, SVB advanced us the additional $1.5 million term loan. The advance carried a variable annual interest rate of 1.75% above the prime rate and required us to make monthly interest only payments for six months. Thereafter, we became obligated to make 30 equal monthly installments of principal and accrued interest, payable at the beginning of each month through the maturity date on such advance of March 1, 2016. In May 2013, in connection with the Wellington credit facility, we entered into a Second Amendment to the SVB Agreement with SVB. The amendment reduced the revolving line of credit to $5.0 million. Upon entering the Wellington credit facility, the outstanding balance of the SVB term loan facility of $2.9 million was repaid. In August 2013, we entered into a Third Amendment to the SVB Agreement with SVB. The amendment removed the maximum cumulative EBITDA loss financial covenant and revised the maximum capital expenditures financial covenant. In January 2014, we entered into a Fourth Amendment to the SVB Agreement with SVB. The amendment, among other things, added a maximum cumulative EBITDA loss financial covenant, revised the maximum capital expenditures covenant, increased the revolving line of credit to $8.0 million and amended the revolving line of credit maturity date to August 20, 2015. In March 2014, we entered into a Fifth Amendment to the SVB Agreement with SVB. The amendment, among other things, revised the maximum cumulative EBITDA loss financial covenant and the monthly minimum recurring revenue covenant. In October 2014, we entered into a Sixth Amendment to the SVB Agreement. The amendment, among other things, provided for increases in the revolving line of credit to up to $13.0 million upon the achievement of certain milestones and amended the revolving line of credit maturity date to August 20, 2016. In November 2014, we achieved the first such milestone and the revolving credit line under the facility was increased to $11.0 million. As of July 31, 2015 and January 31, 2015, we had $4.5 million available under the SVB credit facility.

Wellington Financial LP credit facility

In May 2013, we first entered into a Loan and Security Agreement with Wellington. The total credit facility consisted of a $10.0 million 36-month, interest only term loan facility and a $2.0 million line of credit. In October 2014, we entered into the Wellington Agreement with Wellington, which amended and restated the original May 2013 Loan and Security Agreement. The October 2014 Wellington Agreement consolidated the outstanding borrowings under each of the term loan and line of credit into a single $15.4 million term loan facility, which matures on October 24, 2017. The Wellington Agreement otherwise contains generally the same terms, conditions and covenants as the original May 2013 Loan and Security Agreement with Wellington, as amended, including a fixed term loan interest rate of 9.5% per annum. As of July 31, 2015 and January 31, 2015, $15.4 million had been drawn under the term loan facility. On August 31, 2015, the Wellington Agreement was repaid in full. In addition, in November 2014, we issued warrants to purchase 147,936 shares of our Series D-1 convertible preferred stock to Wellington at an exercise price of $7.60 per share, or, at the option of Wellington, shares of our preferred stock issued at our next round of equity financing. For more information regarding the terms of the warrants to purchase shares of our Series D-1 convertible preferred stock, see Note 6 and Note 8 to our consolidated financial statements included in the IPO Prospectus.

Silicon Valley Bank Mezzanine Facility

In October 2014, we entered into the Mezzanine Loan with SVB, consisting of a $10.0 million mezzanine term loan facility. The Mezzanine Loan carries a fixed interest rate of 9.5% per annum and matures on October 24, 2017. Substantially all of our assets are pledged as collateral under this agreement to SVB on a subordinated basis (as of July 31, 2015 subordinated to the security interest of SVB by up to $13.0 million in aggregate principal amount and the security interest of Wellington by up to $15.4 million in aggregate principal amount), subject to certain limited exceptions. In October 2014, we borrowed $10.0 million under the Mezzanine Loan. The Mezzanine Loan contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, make capital expenditures, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum cumulative EBITDA loss financial covenant as set forth in this agreement. We were in compliance with all covenants as of July 31, 2015 and January 31, 2015. In connection with the Mezzanine Loan, in November 2014, we issued warrants to purchase 312,500 shares of our Series D-1 convertible preferred stock to each of SVB and Westriver at an exercise price of $1.90 per share, or, at the option of SVB or Westriver, shares of our preferred stock issued at our next round of equity financing. For more information regarding the terms of the warrants to purchase shares of our Series D-1 convertible preferred stock, see Note 6 and Note 8 to our consolidated financial statements included in the IPO Prospectus.

Indemnification Obligations

In the normal course of business, we provide indemnification of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our services, and from time to time we may be subject to claims by our customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been significant, but we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

To the extent permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Contingencies

Other taxes

We conduct operations in many tax jurisdictions throughout the U.S. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with U.S. GAAP, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We believe that, as of July 31, 2015 and January 31, 2015, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more noncompliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Employee agreements

We have various employment agreements with executives and key employees pursuant to which if we terminate such employee’s employment without cause, or if such employee does so for good reason, within one year following a change of control of our company, such employee is entitled to receive certain benefits including cash payments and accelerated vesting of stock options. To date, no triggering events which would cause these provisions to become effective have occurred.

Off-balance sheet arrangements

During the three months ended July 31, 2015 and 2014 and the six months ended July 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical accounting policies and estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our IPO Prospectus.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign currency risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended July 31, 2015 and 2014 and the six months ended July 31, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest rate sensitivity

We had cash and cash equivalents of $71.1 million and $19.3 million as of July 31, 2015 and as of January 31, 2015, respectively. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the fiscal year ended January 31, 2015 and the six months ended July 31, 2015 and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of July 31, 2015 and as of January 31, 2015, we had approximately $6.5 million and $6.5 million, respectively, in short- and long-term debt with variable interest rate components. A hypothetical increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2015  (Evaluation Date).

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations, cash flows and financial condition.

Risks related to our business

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability.

We generated net losses of $3.5 million and $8.5 million for the three and six months ended July 31, 2015, respectively. As of July 31, 2015 we had an accumulated deficit of $124.2 million. We will need to generate and sustain increased revenue levels in future periods in order to become and remain profitable. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our incentive compensation and employee and sales performance management solutions, meet the increased compliance requirements associated with our operation as a public company, scale our professional services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this filing, and unforeseen expenses, difficulties, complications and delays and other unknown events. We may not be able to maintain or increase our revenue levels, and we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

Our business substantially depends on the continued growth in demand for incentive compensation and employee and sales performance management solutions.

The market for incentive compensation and employee and sales performance management services and products, is relatively new and evolving. We believe one of our key challenges is to be able to demonstrate the benefit of our solutions and services to prospective customers such that they place purchases of our solutions and services at a higher priority relative to other projects to which they allocate a portion of their budget, including the maintenance or renewal of their existing solutions. Organizations with existing homegrown, manual, spreadsheet or on-premise solutions may be reluctant or unwilling to migrate to a cloud-based solution like ours for a variety of reasons, including the perceived implementation costs and ongoing subscription costs. Our financial performance depends in large part on continued growth in the number of organizations adopting incentive compensation management, employee and sales performance management and other related solutions, and particularly cloud-based solutions, to manage the performance of their sales and non-sales organizations. The market for incentive compensation and employee and sales performance management solutions may not develop as we expect, or at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to, among other things, the expected growth in the SaaS and cloud software market or the market for incentive compensation and employee and sales performance management solutions may prove to be inaccurate. Demand for incentive compensation and employee and sales performance management solutions depends substantially on the adoption of variable compensation practices by organizations, and such practices may not be adopted in accordance with our expectations or at all. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. In any of these cases, our business and operating results will be adversely affected.

Cloud-based incentive compensation solutions such as ours represent a relatively recent approach to addressing incentive compensation challenges, and we may be forced to change the prices we charge for our solutions or the pricing model upon which they are based as the market for these types of solutions evolves, which may harm our business.

The market for cloud-based solutions to address incentive compensation challenges is still developing. Competitive dynamics may cause pricing levels and pricing models to change, as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their incentive compensation management needs. As a result, we may be forced to reduce the prices we charge for our solutions or the pricing model on which they are based, and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically, which could have a material adverse effect on our revenue, gross margin and operating results.

We compete in a highly competitive market, and competitive pressures from existing and new companies may adversely impact our business, revenue, growth rates and market share.

The market for incentive compensation solutions for employee and sales performance management is highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices. We compete primarily with companies offering incentive compensation and employee and sales performance management applications via hybrid cloud-based and on-premise solutions. We also compete with spreadsheets, homegrown systems, and toolsets and products developed by software providers that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our competitors include Callidus Software Inc. (Callidus), Cognos (a division of International Business Machines Corporation) (Cognos) and Oracle.

Competition could significantly impede our ability to sell our incentive compensation and employee and sales performance management solutions on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future solutions less competitive, unmarketable or obsolete. In addition, if these competitors develop products with similar or superior functionality to our solutions, including big data analysis and benchmarking capabilities, streamlined user experiences or real-time mobile accessibility we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

Some of our current competitors have, and future competitors may have, greater financial, technical, marketing and other resources, greater resources to devote to the development, promotion, sale and support of their products and services, more extensive customer bases and broader customer relationships and longer operating histories and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In a few cases, some competitors may also be able to offer competing solutions at little or no additional cost by bundling them with their existing suite of solutions. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. If we are unable to compete with such companies, the demand for our incentive compensation and employee and sales performance management solutions could decline substantially.

We operate in a rapidly evolving market and if we are unable to introduce new solutions or make enhancements to our existing solutions that successfully respond to emerging technological trends and achieve market acceptance, our growth rates would likely decline and our business, operating results and competitive position could suffer.

Incentive compensation solutions and cloud-based software markets are generally characterized by:

•	rapid technological advances;
•	changing customer needs; and
•	frequent new product introductions and enhancements.

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements, achieve market acceptance and effectively respond to competition, we must quickly identify emerging trends and requirements, accurately define and design enhancements and improvements for existing solutions and services, and introduce new solutions and services. Accelerated introductions and short product life cycles for solutions and services require high levels of expenditures for research and development that could adversely affect our operating results. In addition, as we expand our business and target new industry verticals, we may be required to develop additional features for our solutions, expand our expertise in certain areas and add sales and support personnel possessing familiarity with relevant industry verticals.

Our growth strategy depends, in part, on our ability to develop and launch new solutions on a timely basis. For example, in 2014, we launched two new products, Xactly Insights and Xactly Quota. If existing and potential customers do not perceive the benefits of these new offerings, a market may not develop or may develop more slowly than we expect, either of which would adversely affect our revenue growth prospects. We also face the risk that customers may not understand or be willing to bear the cost of incorporating these newer solutions into their organizations. In addition, we have limited experience in pricing any new solutions, such as Xactly Insights and Xactly Quota, which could result in underpricing that adversely affects our expected financial performance, or overpricing that inhibits our customers’ acceptance of such new solutions. Even if the initial development and commercial introduction of any new solutions are successful, we cannot assure you that they will achieve widespread market acceptance or that any market acceptance will be sustainable over the longer term.

Moreover, new solutions that we develop may not be introduced in a timely manner. If we are unable to successfully develop or enhance existing solutions, or if we fail to position and price our solutions to meet market demand, our business and operating results will be adversely affected.

If we are unable to attract new customers, our revenue growth will be adversely affected. To increase our revenue, we must add new customers, increase the number of subscribers at existing customers and sell additional modules to current customers. As our industry matures or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell based on pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

Our sales cycles to our enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

Our sales efforts involve educating prospective customers and our existing customers about the use, technical capabilities and benefits of our solutions. In general, the enterprise customers we target may undertake a significant evaluation process before purchasing our solutions. As we continue to pursue enterprise customers, we may face greater costs, longer sales cycles and less predictability in completing such sales. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results.

Our business depends substantially on customers renewing their agreements and purchasing additional modules from us or adding additional subscribers. Any decline in our customer renewals or purchases of additional modules or subscriptions would harm our future operating results.

In order for us to improve our operating results, it is important that our customers renew their agreements with us when their contract terms expire and also purchase additional solutions and modules and add additional subscribers. Our customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions with the same or higher number of modules, if at all. In the past, some of our customers have elected not to renew their agreements with us or have renewed their agreements with a lower number of subscribers or with fewer modules. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, reduced hiring by our customers, reductions in our customers’ spending levels or the loss of an executive sponsor at a customer. If our customers do not renew their subscriptions, renew on less favorable terms, fail to purchase additional solutions or modules, or fail to add additional subscriptions, our revenue may decline, and our operating results may be harmed.

Shifts over time in the mix of sizes or types of organizations that purchase our solutions or changes in the components of our solutions purchased by our customers could negatively affect our operating results.

Our strategy is to sell our incentive compensation and employee and sales performance management solutions to organizations of broadly different sizes, from FORTUNE 50 enterprises to small, emerging companies. Our gross margins can vary depending on numerous factors related to the implementation and use of our incentive compensation and sales performance management solutions, including the sophistication and intensity of our customers’ use of our solutions and the level of professional services and support required by a customer. Sales to enterprise customers may entail longer sales cycles and more significant selling efforts, and the prices we charge each customer per subscriber are driven, in part, by subscriber attributes and the number of subscribers for which that customer has contracted, with generally lower prices per subscriber for larger contracts consistent with industry practice.

Selling to small, emerging companies may involve smaller contract sizes, higher relative selling costs, greater risk of non-renewal and greater credit risk and uncertainty. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our customers changes, our gross margins could decrease and our operating results could be adversely affected.  Customer attributes that impact pricing include, in no particular order, frequency of payment by the customer to its employees, complexity of the compensation plans, value of the employee’s compensation, value of the product or service that the employee is selling and the number of payees.

Because our long-term growth strategy involves further expansion of our sales to customers outside the U.S., our business will be increasingly susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For both the six months ended July 31, 2015 and the year ended January 31, 2015, revenue generated outside of the U.S. was approximately 8% of our total revenue. In addition, a number of our customers are U.S. companies with employees abroad, and we estimate that approximately 28% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2015. We currently have international offices outside of the U.S. in the United Kingdom for sales and marketing and support and India for research and development, support and professional services. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;
•	unexpected changes in regulatory requirements, taxes or trade laws;
•

more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union (E.U.), including, in certain jurisdictions such as Germany, the requirement to locate our data in data centers in such jurisdiction;

•

differing labor regulations, especially in the E.U., where labor laws are generally more advantageous to employees as compared to the U.S., including deemed hourly wage and overtime regulations in these locations;

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•	increased travel, real estate, infrastructure and legal compliance costs associated with international operations;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	laws and business practices favoring local competitors or general preferences for local vendors;
•	limited or insufficient intellectual property protection;
•	political instability or terrorist activities;
•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977 and similar laws and regulations in other jurisdictions; and
•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our operating results.

As a subscription-based business, we recognize revenue over the terms of each of our contracts, which are typically from one to three years. As a result, much of the revenue we report each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our solutions and professional services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new sales or renewals of our solutions will not be reflected in full in our operating results until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any quarter, as revenue from new customers must be recognized over the applicable term of the contracts.

Our quarterly operating results may fluctuate significantly and be unpredictable, which makes our future operating results difficult to predict and could cause the trading price of our common stock to decline.

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this filing, factors that may affect our quarterly operating results include the following:

•	changes in spending on incentive compensation or sales performance management solutions by our current or prospective customers;
•	pricing of our solutions;
•	acquisition of new customers and new subscribers at current customers and the sale of additional modules to current customers;
•	customer renewal rates and the number of subscribers and additional modules for which agreements are renewed;
•	customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•	budgeting cycles of our customers;
•	changes in the competitive dynamics of our market, including consolidation among competitors or customers;
•

the amount and timing of operating expenses, particularly research and development and marketing and sales expenses (including marketing events and commissions and bonuses associated with performance), and employee benefit expenses;

•	the amount and timing of any third-party disputes, litigation or intellectual property threats or litigation;
•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, unusual items and other non-cash charges;
•	the amount and timing of costs associated with recruiting and training new employees;
•	the amount and timing of cash collections from our customers and the relative mix of quarterly, semi-annual and annual billings;
•	the introduction and adoption of our solutions and services in markets outside of the U.S.;
•	unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;
•	the costs and timing of costs associated with our data center facilities;
•	changes in the levels of our capital expenditures;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our markets.

If we are unable to maintain, develop and grow our relationships with platform partners, or if we do not or cannot maintain the compatibility of our solutions with third-party applications that our customers use, our business will suffer.

We integrate our solutions with third-party applications and platforms. Our platform partners include Oracle Corporation, Salesforce.com and SAP, Inc. Our application program interfaces (APIs) allow our customers to integrate our solutions into their existing business processes and systems. Our customers use our APIs to import data into our solutions from CRM, ERP, HCM and CPQ solutions, such as those provided by Microsoft Corporation, Workday, Inc. and our platform partners, as well as to extract data from our solutions for use in CRM, finance and payroll solutions. The functionality and popularity of our incentive compensation and employee and sales performance management solutions depends, in part, on our ability to integrate our solutions with these third-party applications and platforms. Any deterioration in our relationship with any third-party applications provider or platform partner would harm our business and adversely affect our operating results.

Our business may be harmed if any platform partner:

•	discontinues or limits our access to its APIs;
•	terminates or does not allow us to renew or replace our contractual relationship;
•

modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or changes how customer information or other data may be accessed by us, our customers, or other application developers;

•	establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offers competing services; or
•	otherwise develops its own competitive offerings.

In addition, we have benefited from these platform partners’ brand recognition, reputations, referrals and customer bases. Any losses or shifts in the referrals from or the market position of these platform partners in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers, or our need to identify or transition to alternative channels for marketing our solutions.

Third-party providers of applications may change their APIs or the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our solutions, which could negatively impact our offerings and harm our business. If we fail to integrate our solutions with new third-party applications and platforms that our customers use, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to reach our prospective customers and generate revenue and adversely impact our business.

Our development of solutions is costly, and our current development efforts may not produce successful solutions and may achieve delayed, or lower than expected, benefits, which could harm our operating results.

In order to remain competitive, we must continue to develop new solutions and modules and enhancements to our existing solutions. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop high-quality solutions for any reason, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, our competitors may expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that could allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

In addition, because our service is designed to operate on a variety of network hardware and software platforms using a standard browser or our mobile applications, we will need to continuously modify and enhance our service to keep pace with changes in internet-related hardware, software, communication, browser, database and mobile technologies. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction and harm our business.

Interruptions to or degraded performance of our solutions or cloud-based data centers managed by us or third parties could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve our customers from data centers located in Virginia and California, with most of these data center operations managed by third parties, and some managed by us beginning in April 2015. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our operations staff and our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, cyber-attacks and similar events. If there are any lapses of service or damage to a facility, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed.

We designed our system infrastructure and own, lease or contract through managed service providers the hardware used for our services. Design and mechanical errors, spikes in usage volume and failure to follow operations protocols and procedures could cause interruptions in our service or our systems to fail. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters, criminal acts, security breaches or other causes, whether accidental or willful, could harm our relationships with customers, harm our reputation and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers not to renew their subscriptions, any of which could materially adversely affect our business.

We have historically had limited experience managing data center operations ourselves, and we may lack the required expertise to manage these new operations effectively. We may have difficulty recruiting or retaining qualified personnel who can provide such data center management services. Also, the third-party managers of our other data center operations are under no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to move to new data centers, and we may incur significant costs and possible service interruptions in connection with such a move.

If our software fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

Our solutions and the systems infrastructure underlying our platform are inherently complex and may contain material defects or errors. We have from time to time found defects in our solutions and may discover additional defects in the future. We may not be able to detect and correct defects or errors before customers begin to use our solutions. Consequently, we or our customers may discover defects or errors after our solutions have been implemented. These defects or errors could also cause inaccuracies in the data we collect, process or produce for our customers, or even the loss, damage or inadvertent release of such confidential or personal data. Any problem in connection with our regularly-scheduled system maintenance may lead to unplanned system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any defects or inaccuracies in the data we collect, process or produce for our customers, or the loss, damage, unauthorized access to or inadvertent release of such confidential or personal data could expose us to substantial liability and cause our reputation to be harmed, could lead to customers electing not to purchase or renew their agreements with us and subject us to service performance credits, warranty claims or increased insurance costs. The costs associated with any material defects, errors or other performance problems in or affecting in our solutions or the systems underlying our platform may be substantial and could materially adversely affect our operating results.

Our efforts to market and sell solutions to small, emerging companies may not be successful which may lead to greater expenses and lower revenue.

Our success depends, in part, on our ability to attract and retain customers that are small, emerging companies, such as those we target with our Xactly Incent Express product. These customers are challenging to reach, acquire and retain in a cost-effective manner. Selling to and retaining these smaller companies can be more difficult than selling to and retaining large enterprise customers because smaller companies generally have high business failure rates, are price-sensitive, are difficult to reach with targeted sales campaigns, have lower renewal rates and generate less revenue. In addition, smaller companies frequently have limited budgets and may choose to spend funds on items other than our solutions. If these organizations experience economic hardship, they may be unwilling or unable to expend resources on technology software and services. If we are unable to market and sell our solutions to these smaller companies with competitive pricing and in a cost-effective manner, our ability to grow our revenue will be harmed.

Our implementation cycles can be long and encounter unforeseen complications with customer integrations of our solutions. Any delay with our implementations could lead to increased costs and dissatisfied customers.

We may face unexpected challenges with some customers or more complicated implementations of our solutions with such customers. It may be difficult or expensive to implement our solutions if a customer has unexpected data, hardware or software technology challenges, or complex or unanticipated business requirements. Any difficulties or delays in the initial implementation could cause customers to delay or forego future purchases of our solutions, in which case our business, operating results and financial condition would be adversely affected.

Our use of distributed product development, support and professional services may prove difficult to manage to allow us to produce new solutions and services and provide professional services in order to drive growth.

Certain of our engineering services for product development, customer technical support and professional consulting services are performed in remote offices including our subsidiary located in India. Our use of distributed personnel to perform new product and services development, and provide support and professional consulting efforts has required, and will continue to require, detailed technical and logistical coordination. We must ensure that our distributed personnel are aware of and understand development specifications and customer support, implementation and configuration requirements and that they can meet applicable timelines or, if they are not met, that any delays are not significant. We may not be able to maintain acceptable standards of quality in support, product development and professional services. If we are unable to retain or attract personnel in our distributed locations our attempts to drive growth through new solutions and margin improvements in technical support and professional services may be negatively impacted, which would adversely affect our results of operations.

Weakened U.S. and global economic conditions may harm our industry, business and operating results, including as a result of decreasing demand for our solutions by our customers.

Our overall performance depends in part on U.S. and worldwide economic conditions, especially as the macroeconomic environment impacts our customers. Key economies have experienced downturns in the past in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions may affect the rate of information technology spending generally and could adversely affect our customers’ ability or willingness to purchase our solutions and professional services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results. In particular, if any such economic slowdown disproportionately impacts any particular industry verticals of our customers, we may face diminished demand for our solutions or a contraction of subscribers and modules, which would significantly harm our revenue and results of operations.

We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our incentive compensation and employee and sales performance management solutions grows, we will need to devote additional resources to improving our platform architecture, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our customer support and professional services organization to serve our enterprise customers and our growing customer base. We will also need to scale our network of partners, including hiring and contracting with additional third-party service providers, as well as scale our data center capabilities. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits or requested refunds, which could impede our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and could be complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our operating results.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

Our ability to increase our customer base and achieve broader market acceptance of our incentive compensation and employee and sales performance management solutions will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and third-party partners, both domestically and internationally. These efforts will require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not otherwise effective.

We engage partners to promote, sell, integrate and support our solutions, and we intend to seek expansion of our international partner network. Any failure to effectively develop and manage this distribution channel could adversely affect our ability to generate revenue from the sale of our solutions.

We rely on third-party service providers to provide certain services to us and/or our customers, as well as indirect sales partners to pursue additional channel and agency distribution partnerships. Our future growth in revenue and ability to achieve and sustain profitability depends, in part, on our ability to identify, establish and retain successful third-party service provider relationships, including internationally, which will take significant time and resources and involve significant risk. If any of these third-party service providers stop supporting our solution or if our network of providers does not expand, we will likely have to expand our internal team to meet the needs of our customers, which could increase our operating costs and result in lower margins. To the extent that we are unable to recruit alternative partners, or to expand our internal team, our revenue and operating results would be harmed.

If we fail to maintain our thought leadership position in incentives and employee performance, our business may suffer.

We believe that maintaining our thought leadership position in incentives and employee performance is an important element in attracting new customers. We devote significant resources to developing and maintaining our thought leadership position, with a focus on identifying and interpreting emerging trends in incentive compensation, shaping and guiding industry dialogue, and creating and sharing proposed best practices. Our activities related to developing and maintaining our thought leadership may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in such effort. We rely upon the continued services of our management and employees with domain expertise in incentives and employee performance, and the loss of any key management or employees in this area could harm our competitive position and reputation. If we fail to successfully grow and maintain our thought leadership position, or incur substantial expenses in our attempts to do so, we may not attract enough new customers or retain our existing customers, and our business could suffer.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including Christopher Cabrera, our founder and Chief Executive Officer, and other key employees in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers and our key sales personnel. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. In addition, our executive officers and certain other management-level employees benefit from change of control severance agreements in which an involuntary termination by us without cause or a voluntary termination by the employee for good reason within one year after a change of control transaction, will result in acceleration of equity vesting and cash severance payments for the individual, which would increase the cost to us of any such departure. We do not maintain key man life insurance on any of our employees. The loss of one or more of our key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, sales compensation management experts and enterprise sales professionals are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. In particular, we have experienced a very competitive hiring environment in the San Francisco Bay Area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. It may be more difficult to attract new employees, some of whom may prefer to work for a private company with the possibility of a future initial public offering. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

If we fail to enhance our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that our development of the Xactly brand is important to achieving awareness of our existing and future incentive compensation and employee and sales performance management solutions, and, as a result, is important to attracting new customers, maintaining existing customers and continuing our relationship with key platform partners. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful incentive compensation and employee and sales performance management solutions at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.

If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.

Because our recent growth has resulted in the expansion of our business, we do not have a long history upon which to base forecasts of future operating revenue. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our solutions, which typically extends for several months, may also cause us to experience a delay between increasing operating expenses for such sales efforts, and, upon successful sales, the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our operating results in future reporting periods may be significantly below the expectations of equity research analysts or investors, which could harm the price of our common stock.

If we fail to offer high-quality professional services and customer support, our business and reputation would suffer.

High-quality professional services and customer support are important for the successful marketing and sale of our solutions, the renewal of existing customers, the addition of subscribers at existing customers and the sale of additional solutions to existing customers. Providing these professional services requires that our customer support personnel and implementation partners have specific incentive compensation and employee and sales performance management knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality performance services and customer support will increase as we expand our business and pursue new customers. Also, as we rely more on our implementation partners to deliver our solutions to our customers and provide necessary support, our ability to manage and ensure the successful implementation of our solutions will be further limited. If we or our implementation partners fail to help our customers effectively implement our solutions, resolve post-deployment issues and provide ongoing support, our ability to sell additional functionality and professional services to existing customers may suffer and our reputation with existing or potential customers may be harmed.

If we are unable to protect our intellectual property rights, our competitive position, ability to protect our proprietary technology and our brand could be harmed or we could be required to incur significant expense to enforce our rights.

Our success is dependent, in part, upon our proprietary technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of patents, copyrights, trademarks, service marks, domain names, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our solutions and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents, trademarks or other intellectual property rights may be challenged, infringed, misappropriated, or circumvented by others or invalidated through administrative process or litigation. The steps we take to protect our intellectual property may not prevent the misappropriation or misuse of our intellectual property, or deter independent development of similar intellectual property by others. Confidentiality and non-disclosure agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Some aspects of our business and services also rely on technologies, software and content developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

While we have five U.S. patent applications pending, those applications and any patent applications that we may file in the future may not result in issued patents, and we may be unable to obtain protection for the covered technology. In addition, any patents issued in the future or other intellectual property may not provide us with competitive advantages, or may be successfully challenged or invalidated by third parties through administrative process or litigation. Effective trademark, trade secret, patent, copyright and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Additional uncertainty may result from changes to intellectual property legislation enacted in the U.S. and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions or to use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries do not protect proprietary and intellectual property rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, including as counterclaims to any intellectual property litigation. Litigation is inherently uncertain, and any litigation, whether as a plaintiff or defendant and whether or not it is resolved in our favor, could result in significant expense to us and the invalidation or narrowing of the scope of our intellectual property and could divert the efforts of our technical and management personnel.

We have been and may in the future be sued by third parties for various claims including alleged infringement of proprietary rights.

We have been and may in the future be involved in various legal matters arising from our business activities. Such future actions may include claims, suits, government investigations and other proceedings alleging that we, our customers, our licensees, or parties indemnified by us have infringed, misappropriated, or otherwise violated the intellectual property rights or other rights of third parties, or have violated commercial, corporate and securities, labor and employment, wage and hour, and other laws and regulations. For example, we may be subject to claims that we are infringing the patent, trademark or copyright rights of third parties, or that our employees have misappropriated or divulged their former employers’ trade secrets or confidential information.

The cloud-based and business-to-business software and internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. For example, we settled intellectual property and related litigation with one of our competitors in 2013. We have received, and in the future may receive, communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed, misappropriated or otherwise violated their proprietary rights or intellectual property.

We and our customers or partners may in the future be sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies may be subject to injunction if they are found to infringe the rights of a third party or we may be required to pay damages, or both. Many of our agreements with customers and partners require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement or licensing discussions, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, result in efforts to enjoin our activities, lead to attempts on the part of other parties to pursue similar claims, adversely affect our relationships with our current or future customers and partners, cause delays or stoppages in providing our services, necessitate incurring significant legal fees and, in the case of intellectual property claims, require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements. Some claimants may have substantially greater resources, including larger patent portfolios, than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus on extracting royalties and settlements by enforcing patent rights may target us. Liability for monetary damages against us may be tripled and may include attorneys’ fees, or, in some circumstances, damages against our customers and partners, and we may be prohibited from developing, commercializing or continuing to provide some or all of our services unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our services to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results. In addition, depending on the nature and timing of any such dispute, an unfavorable resolution of a legal matter could materially affect our future results of operation or cash flows or both.

In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies, or as we expand the complexity, scope and public profile of our business. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

We use open source software in our solutions, which could subject us to litigation or other actions.

We use open source software in our platform and we intend to continue to use open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products or alleging that these companies have violated the terms of an open source license. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or alleging that we have violated the terms of an open source license. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions. In addition, if we were to combine our proprietary software solutions with open source software in certain manners, we could, under certain open source licenses, be required to publicly release the source code of our proprietary software solutions. If we inappropriately use open source software, we may be required to re-engineer our solutions, discontinue the sale of our solutions, release the source code of our proprietary software to the public at no cost or take other remedial actions. Although we have taken steps to control our use of open source software, many open source licenses have not been interpreted by courts, and we cannot be certain that our processes for controlling our use of open source software in our products have been or will be effective. There is a risk that open source licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions, which could adversely affect our business, operating results and financial condition.

If our security measures or those of our customers are compromised or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may curtail or cease their use of our solutions, our reputation may be harmed and we may incur significant liabilities.

Our operations involve the storage and transmission of customer data, including, in some cases, personally identifiable information, and any unauthorized access to, loss of or unauthorized disclosure of this information, as a result of a security incident, employee, customer or partner error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise could result in litigation, substantial liability, regulatory investigations or fines, indemnity obligations and other possible liabilities, as well as negative publicity, any of which could damage our reputation, impair our sales and harm our business. Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers have been targeted. In addition, if the security measures of any of our customers or platform partners are compromised, even without any actual compromise of our own systems, we may face substantial liability or negative publicity or reputational harm if our customers, platform partners or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access to or to sabotage our systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data.

Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. In addition, some of our customers contractually require notification of any data security compromise. Security compromises experienced by our competitors, by our platform partners, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

The limitations of liability provisions in our contracts and our insurance coverage may not be enforceable or adequate.

There can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim, including any intellectual property claims, claims relating to a data security breach, or other claims for which we must indemnify our customers or partners. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

Data usage limitations, privacy and data protection concerns, evolving regulation of the internet, cross-border data transfers and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Our customers can use our solutions to store contact and other personal or identifying information regarding some of their employees. As internet commerce continues to evolve, increasing regulation by federal, state or foreign governments and agencies becomes more likely. For example, increased regulation is occurring in the areas of data privacy and data protection, both in the U.S. and internationally, and privacy- and data security-related regulatory obligations are evolving. New and modified laws and regulations applying to the solicitation, collection, processing, use and security of personal information could affect our or our customers’ ability to use data, potentially reducing demand for our solutions, imposing greater compliance burdens on us or our customers and restricting our ability to store, process and share data with our customers.

We use our customers’ data in an aggregated and anonymized format for our solutions. Privacy and data protection-related concerns may cause our customers’ employees or contacts to resist providing the personal data necessary to allow our customers to use our solutions effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions in certain industries and in certain countries.

We may be subject to future foreign regulation requiring data collected or used within such foreign jurisdiction to reside there. Foreign data privacy laws and regulations, such as the E.U.’s Data Protection Directive, and the country-specific laws and regulations that implement the directive, also govern the processing of personally identifiable data, and may be stricter than U.S. laws. The E.U. currently is considering adoption of a General Data Protection Regulation, to supersede the Data Protection Directive, which may cause E.U. data privacy laws to be more stringent and to provide for greater penalties for noncompliance. The E.U. has indicated that it will recommend suspension of the U.S. / E.U. Safe Harbor Framework, under which we are permitted to transfer personal data regarding E.U. data subjects to the U.S., as part of the General Data Protection Regulation. If restrictions are adopted by the E.U. that prohibit the transfer of our data regarding E.U. data subjects to the U.S., we may have to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe, which may hinder our expansion plans in Europe or render such plans commercially infeasible. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us or to the businesses of our customers may be substantial and may limit the use and adoption of our solutions and reduce overall demand, may require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy, or may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws or regulations.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new or additional self-regulatory standards that may place additional burdens on our customers or on us. If the gathering of personal information were to be curtailed in this manner, our solutions would be less effective and we would be required to work with our customers to modify such information on our solutions, which may reduce demand for our solutions and harm our business.

We may expand through acquisitions of, or investments in, other companies, which may divert our management’s attention and result in additional dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisitions are completed. In addition, we have limited experience in acquiring other businesses, having acquired one company in 2009. If we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, maintain relationships with customers or partners or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. We also may fail to identify all of the problems, liabilities, or other shortcomings or challenges of an acquired business, product, or technology, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could impact our cash flows and subject us to restrictive covenants that could inhibit our business, any of which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations or if we are unable to successfully integrate it, our business and operating results may suffer.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our future liquidity position.

As of January 31, 2015, we had approximately $198.7 million and $67.5 million of federal and state net operating loss carryforwards, which if not utilized will begin to expire in 2019 for federal purposes and began to expire in 2015 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could require additional cash expenditures for income taxes in the future. In addition, under Section 382 of the Internal Revenue Code of 1986 (the Code), our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” Under Section 382 of the Code, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50% over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior ownership changes, an ownership change in connection with this offering, or any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property, and to meet other needs.

As of July 31, 2015, we had total outstanding indebtedness of approximately $26.9 million drawn under various credit facilities, of which $15.4 million was repaid on August 31, 2015. The degree to which we are leveraged could have negative consequences, including the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited; and
•

a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due at maturity, which is currently scheduled for August 2016, with respect to indebtedness under the SVB Agreement with SVB and October 2017 with respect to the Mezzanine Loan with SVB.

A failure to comply with the covenants and other provisions of our credit agreements could result in events of default under such agreements, which could permit acceleration of all of our outstanding indebtedness. Any required repayment of the principal amount of our existing indebtedness as a result of a fundamental change or acceleration of our existing indebtedness would reduce our cash on hand such that we would not have those funds available for use in our business.

Financing agreements to which we are party or may become party may contain operating and financial covenants that restrict our business and financing activities.

Our existing credit facilities with certain lenders contain certain operating and financial restrictions and covenants, including a prohibition on the incurrence of certain indebtedness and liens, a prohibition on certain investments, a prohibition on paying dividends on our common stock, restrictions against certain merger and consolidation transactions, certain restrictions against the disposition of assets and the requirement to maintain a minimum level of liquidity. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the credit agreement and any future financing agreements that we may enter into. If not waived, defaults could cause our outstanding indebtedness under our credit agreement and any future financing agreements that we may enter into to become immediately due and payable.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use, value-added and similar taxes in all jurisdictions in which we have sales of our solutions or related services where we do not believe that such taxes are applicable. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect the results of our operations.

Violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws could adversely impact our business, financial condition and results of operations.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions prohibit companies and their intermediaries and agents from making improper payments to foreign officials, including employees of government owned businesses, as well as private organizations, for the purpose of obtaining or retaining business. During the last few years, the United States Department of Justice and the SEC have brought an increasing number of FCPA enforcement cases, many resulting in very large fines and deferred criminal prosecutions.

We have anti-corruption policies in effect to mandate compliance with the FCPA and other similar anti-bribery laws and expect to design and implement a plan that seeks to ensure compliance with those policies. However, there can be no assurance that our employees and third-party intermediaries will comply with the FCPA and similar anti-bribery laws and the policies that we implement to seek to ensure compliance with them. Violations of the FCPA or other foreign anti-bribery laws, or allegations of such violations, could disrupt our business and cause us to suffer civil and criminal financial penalties and other sanctions, which may have a material adverse impact on our business, financial condition and results of operations.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as network security breaches, computer viruses or terrorism.

We rely heavily on our data centers, network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of a terrorist attack, online or hacker attack, earthquake, fire, flood, power loss, telecommunications failure, or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our solutions to our customers. Our service is delivered from data centers operated by a third party in Virginia and California. In addition, we are headquartered and most of our employees reside in the San Francisco Bay Area, an area susceptible to earthquakes, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems or otherwise continue to provide our solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

Risks related to owning our common stock

Our stock price may be volatile and may decline regardless of our operating performance and could subject us to litigation.

The trading prices of the securities of technology companies, including providers of cloud-based software, have been highly volatile. The market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our stock, many of which are beyond our control, include:

•	actual or anticipated fluctuations in our revenue and other operating results, including as a result of the addition or loss of customers;
•	announcements by us or our competitors of significant technical innovations, acquisitions, partnerships, joint ventures or capital commitments;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•

failure of securities analysts to initiate or maintain coverage of us, changes in ratings and financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	changes in operating performance and stock market valuations of cloud-based software or other technology companies, or those in our industry in particular;
•	price and volume fluctuations in the trading of our common stock and in the overall stock market, including as a result of trends in the economy as a whole;
•	announcements by us with regard to the effectiveness of our internal controls and our ability to accurately report financial results;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or our industry;
•	lawsuits threatened or filed against us;
•	changes in key personnel; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Substantial future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2015, we have outstanding 29,149,755 shares of common stock, 21,056,630 of which are subject to the 180-day contractual lock-up more fully described in our IPO Prospectus. The representatives of the underwriters may permit our officers, directors, employees and stockholders to sell shares prior to the expiration of the lock-up agreements.

Holders of approximately 18.0 million shares of our common stock as of July 31, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Substantially all of these shares are subject to the 180-day contractual lock-up referred to above.

In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

If a substantial number of shares are sold, or if it is perceived that they will be sold, in the public market, before or after the expiration of the 180-day contractual lock-up period, the trading price of our common stock could decline substantially.

If securities or industry analysts do not publish research or publish incorrect or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. If no or few securities or industry analysts cover our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes incorrect or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially own approximately 55.9% of our common stock outstanding based on shares outstanding as of July 31, 2015. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

The requirements of being a public company will subject us to increased costs and may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the New York Stock Exchange. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We will be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

In addition, we expect these laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and operating results.

As a result of becoming a public company, we are obligated to further develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report covering the fiscal year ending January 31, 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Prior to this offering, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. If we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. In addition, the SVB Agreement with SVB and the Mezzanine Loan with SVB prohibit us from paying cash dividends, and future financing or credit agreements may contain similar restrictions. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Investors seeking cash dividends should not purchase our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•	create a classified board of directors whose members serve staggered three-year terms;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of the board, the chief executive officer or the president;
•	prohibit stockholder action by written consent;
•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
•	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us in certain circumstances.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

Other than as disclosed in our IPO Prospectus, we did not have any sales of unregistered securities during the three months ended July 31, 2015.

b) Use of Proceeds from Public Offerings of Common Stock

On July 1, 2015, we closed our IPO in which we sold 7,909,125 shares of common stock at a price to the public of $8.00 per share pursuant to a registration statement on Form S-1 (File No. 333-204288), of which the IPO Prospectus was a part, which was declared effective by the SEC on June 25, 2015, as described in detail in this report.

On August 31, 2015, we repaid in full the Wellington Agreement in accordance with its terms using a portion of the proceeds from the IPO. The principal balance outstanding under the Wellington Agreement was $15.4 million and had a fixed term interest rate of 9.5% per annum. The terms of the Wellington Agreement are described in further detail earlier in this report. Other than this debt repayment, there has been no material change in the planned use of proceeds from our IPO as described in our IPO Prospectus.  We invested the remaining funds received in the IPO in money market funds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits

The Exhibits listed in the Index to Exhibits of this quarterly report on Form 10-Q are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 11, 2015

Xactly Corporation

/s/ Christopher W. Cabrera
Christopher W. Cabrera
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Joseph C. Consul
Joseph C. Consul
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-204288	2015-06-08	3.3

3.2	Amended and Restated Bylaws.	S-1/A	333-204288	2015-06-08	3.4

10.1+	2015 Equity Incentive Plan and related forms of agreement thereunder.	S-1/A	333-204288	2015-06-15	10.3

10.2+	2015 Employee Stock Purchase Plan and related form of agreement thereunder.	S-1/A	333-204288	2015-06-15	10.4

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

+Indicates a management contract or compensatory plan.

*The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.