Form 10-Q
period 2015-10-31
Xactly Corp
filed 2015-12-09
CIK 1322554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-37451

Xactly Corporation

(Exact name of registrant as specified in its charter)

Delaware	11-3744289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Park Avenue, Suite 1700

San Jose, California 95110

(Address of principal executive offices)

Telephone Number (408) 977-3132

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]   No  [X]

As of November 30, 2015, there were 29,184,462 shares of the registrant’s common stock outstanding.

Xactly Corporation

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “could,” “target,” “project,” “should,” “predict,” “potential,” “would,” “seek” and similar expressions and the negative of those expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xactly Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	October 31, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$52,047	$19,325
Restricted cash, short term	287	102
Accounts receivable, net	15,234	17,172
Prepaid expenses and other current assets	3,643	3,875
Total current assets	71,211	40,474
Property and equipment, net	8,737	5,070
Goodwill	6,384	6,384
Other long-term assets	629	767
Total assets	$86,961	$52,695
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,246	$1,891
Accrued expenses	9,151	7,166
Debt, current portion	8,974	6,369
Deferred revenue, current portion	36,510	31,839
Total current liabilities	55,881	47,265
Debt, less current portion	7,453	20,546
Other long-term liabilities	4,179	2,107
Preferred stock warrant liabilities	—	5,885
Deferred revenue, less current portion	3,271	2,304
Total liabilities	70,784	78,107
Commitments and contingencies (note 5)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; no shares and 79,000,000 shares authorized as of October 31, 2015 and January 31, 2015, respectively; no shares and 17,871,971 shares issued and outstanding as of October 31, 2015 and January 31, 2015, respectively; aggregate liquidation preference of $0 and $102,643 as of October 31, 2015 and January 31, 2015, respectively	—	83,018
Preferred stock, $0.001 par value; 20,000,000 shares and no shares authorized as of October 31, 2015 and January 31, 2015, respectively; no shares issued or outstanding as of October 31, 2015 and January 31, 2015	—	—
Common stock $0.001 par value; 1,000,000,000 and 120,000,000 shares authorized as of October 31, 2015 and January 31, 2015, respectively; 29,180,081 and 2,881,951 shares issued and outstanding as of October 31, 2015 and January 31, 2015, respectively	29	3
Additional paid-in capital	150,868	7,422
Accumulated other comprehensive loss	(135)	(96)
Accumulated deficit	(134,585)	(115,759)
Total stockholders’ equity (deficit)	16,177	(25,412)
Total liabilities and stockholders’ equity (deficit)	$86,961	$52,695

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Revenue:
Subscription services	$15,157	$12,109	$42,905	$34,665
Professional services	3,940	2,935	12,367	10,561
Total revenue	19,097	15,044	55,272	45,226
Cost of revenue:
Subscription services	3,973	3,035	11,691	8,703
Professional services	3,877	3,071	11,301	10,154
Total cost of revenue	7,850	6,106	22,992	18,857
Gross profit	11,247	8,938	32,280	26,369
Operating expenses:
Research and development	4,130	3,241	11,491	8,706
Sales and marketing	9,319	7,733	25,086	21,792
General and administrative	3,330	2,138	10,453	7,276
Amortization of intangibles	—	181	—	543
Total operating expenses	16,779	13,293	47,030	38,317
Operating loss	(5,532)	(4,355)	(14,750)	(11,948)
Other income (expense):
Interest expense	(3,227)	(645)	(5,868)	(1,805)
Loss on extinguishment of debt	(1,524)	—	(1,524)	—
Decrease in fair value of preferred stock warrant liabilities	—	222	3,542	169
Other income (expense), net	(12)	19	(45)	(5)
Total other income (expense)	(4,763)	(404)	(3,895)	(1,641)
Loss before income taxes	(10,295)	(4,759)	(18,645)	(13,589)
Income tax expense	62	48	181	107
Net loss	$(10,357)	$(4,807)	$(18,826)	$(13,696)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.36)	$(1.73)	$(1.26)	$(5.00)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	29,157	2,781	14,917	2,740

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Net loss	$(10,357)	$(4,807)	$(18,826)	$(13,696)
Other comprehensive income (loss)—foreign currency translation adjustments	(21)	(20)	(39)	5
Comprehensive loss	$(10,378)	$(4,827)	$(18,865)	$(13,691)

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,826)	$(13,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,278	1,456
Amortization of intangible assets	—	543
Loss on extinguishment of debt	1,524	—
Amortization of debt issuance costs	3,501	377
Stock-based compensation	2,447	1,214
Donation of common stock to XactlyOne Foundation	498	—
(Income) expense from change in fair value of warrant liabilities	(3,542)	(169)
Loss from disposal on fixed assets	245	—
Facility exit costs	693	—
Changes in operating assets and liabilities:
Accounts receivable	1,938	783
Prepaid expenses and other current assets	(2,936)	(1,048)
Other long-term assets	7	(120)
Accounts payable	959	561
Accrued expenses	895	163
Deferred revenue	5,638	1,405
Other long-term liabilities	46	(91)
Net cash used in operating activities	(4,635)	(8,622)
Cash flows from investing activities:
Purchases of property and equipment	(3,888)	(2,224)
Restricted cash	—	(129)
Net cash used in investing activities	(3,888)	(2,353)
Cash flows from financing activities:
Proceeds from line of credit	—	5,010
Proceeds from principal on term debt, net of issuance costs	9,937	9,802
Payments of principal on term debt	(25,408)	—
Proceeds from exercise of warrants to acquire convertible preferred stock, net of issuance costs	37	25
Proceeds from exercise of stock options	582	220
Principal payments under capital lease obligations	(2)	(346)
Payment of deferred initial public offering costs	(2,712)	(1,360)
Proceeds from initial public offering	58,844	—
Net cash provided by financing activities	41,278	13,351
Effect of exchange rate changes on cash and cash equivalents	(33)	1
Net increase in cash and cash equivalents	32,722	2,377
Cash and cash equivalents at beginning of period	19,325	12,452
Cash and cash equivalents at end of period	$52,047	$14,829
Cash paid during the period for:
Interest, net	$2,178	$1,165
Income taxes	134	94
Noncash financing and investing activities:
Accrued equipment purchases	$192	$165
Leasehold improvements for deferred rent	2,275	—
Reclassification upon exercise of warrant for Series B convertible preferred stock	—	55

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Overview and Basis of Presentation

Company and Background

Xactly Corporation (the Company) was incorporated in Delaware in 2005. The Company is a provider of enterprise-class, cloud-based incentive compensation solutions for employee and sales performance management. The Company’s customers leverage these solutions to optimize incentive compensation and drive behavior by automating manual processes, streamlining workflows, providing visibility to users and delivering actionable analyses and insights. The Company’s solutions are delivered through a scalable, secure cloud-based platform that allows for fast innovation benefiting all customers. The Company is headquartered in San Jose, California. The Company’s fiscal year end is January 31 and its fiscal quarters end on April 30, July 31, October 31 and January 31.

Initial Public Offering

On July 1, 2015, the Company completed its initial public offering (IPO) in which it sold 7,909,125 shares of common stock, which included 1,055,625 shares to cover over-allotments, to the public at $8.00 per share. The total gross proceeds from the offering were approximately $63,273,000. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58,844,000, before offering costs of approximately $4,298,000. Upon the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 17,871,971 shares of common stock. In addition, upon the IPO, the Company’s outstanding convertible preferred stock warrants became warrants to purchase common stock and the Company’s outstanding preferred stock warrant liabilities became indexed to the Company's common stock and accordingly have been reclassified to additional paid-in capital.

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by US GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act)  with the SEC on June 26, 2015 (IPO Prospectus). There have been no changes to the Company’s significant accounting policies described in the IPO Prospectus that have had a material impact on the Company’s consolidated financial statements and related notes.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) on revenue from contracts with customers, which supersedes the current revenue recognition requirements. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard’s original effective date was the first quarter of fiscal year 2018 using one of two adoption methods.  However, in August 2015, the FASB issued an update to the ASU which provides the Company with the option to adopt in either the first quarter of fiscal year 2018 or fiscal year 2019. The Company will apply the guidance and disclosure provisions of the new standard in the first quarter of fiscal year 2019. The Company has not determined the potential effects of this standard on its consolidated financial statements or the planned method of adoption.

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

In November 2015, the FASB issued an ASU on the classification of deferred tax assets and liabilities.  This ASU, as part of the FASB’s simplification initiative, requires all companies that present a classified balance sheet to present all deferred tax assets and liabilities as noncurrent regardless of the timing of the expected reversal of the related deferred tax asset or liability.  This ASU is effective for annual reporting periods beginning after December 16, 2016, but early adoption is permitted.  The Company will apply the guidance from this ASU in the first quarter of fiscal year 2018 and it is not expected to have a material impact on its consolidated financial position or results of operations.

Note 2. Balance Sheet Components

Accounts receivable, net consisted of the following (in thousands):

	October 31,	January 31,
	2015	2015
Accounts receivable	$14,626	$16,498
Unbilled accounts receivable	648	714
Allowance for doubtful accounts	(40)	(40)
Accounts receivable, net	$15,234	$17,172

Accrued expenses consisted of (in thousands):

	October 31,	January 31,
	2015	2015
Accrued compensation and benefits	$4,113	$3,483
Accrued expenses	2,080	1,628
Deferred rent	1,008	563
Accrued legal settlement	500	500
Sales tax payable	564	360
Other	886	632
Total accrued expenses	$9,151	$7,166

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2015	2015
Computer software and equipment	$12,453	$9,283
Furniture and fixtures	703	582
Leasehold improvements	4,368	978
Construction in progress	251	1,927
Gross property and equipment	17,775	12,770
Less accumulated depreciation and amortization	(9,038)	(7,700)
Property and equipment, net	$8,737	$5,070

Depreciation and amortization expense for the three months ended October 31, 2015 and 2014 was $831,000 and $528,000, respectively, and for the nine months ended October 31, 2015 and 2014, was $2,278,000 and $1,456,000, respectively.

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

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$51,287	$—	$—	$51,287
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$51,518	$—	$—	$51,518

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$17,938	$—	$—	$17,938
Restricted cash—money market funds	313	—	—	313
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$18,353	$—	$—	$18,353
Liabilities:
Series C preferred stock warrants	$—	$—	$343	$343
Series D preferred stock warrants	—	—	145	145
Series D-1 preferred stock warrants	—	—	5,397	5,397
Total	$—	$—	$5,885	$5,885

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

The change in the fair value of the preferred stock warrants was as follows (in thousands):

Balance at January 31, 2015	$5,885
Decrease in fair value of warrants	(3,542)
Reclassified to additional paid-in capital	(2,343)
Balance at October 31, 2015	$—

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

Note 4. Debt

The Company has an Amended and Restated Loan and Security Agreement (Amended SVB Agreement) with Silicon Valley Bank (SVB), effective October 30, 2015. The Amended SVB Agreement amended the Company’s existing revolving line of credit (LOC) with SVB and provided the Company with a with a term loan (SVB Term Loan) to repay the Company’s existing Mezzanine Loan and Security Agreement, dated as of October 24, 2014, by and among the Company and SVB (Mezzanine Loan).

The LOC had provided the Company with a revolving line of credit for $11,000,000 and allowed for an increase up to $13,000,000 if the Company met certain milestones. The Amended SVB Agreement increased the LOC from $11,000,000 to $15,000,000, and extended the maturity date from August 2016 to October 2018. The LOC carries a variable interest rate equal to Prime plus 1.25% or LIBOR plus 2.5%. As of October 31, 2015 and January 31, 2015, $6,500,000 had been borrowed under the LOC, leaving $8,500,000 and $4,500,000 available for borrowing, respectively. As of October 31, 2015 and January 31, 2015, the interest rate on the LOC was 4.5% and 5.5%, respectively. The SVB Term Loan provides for a $10,000,000 term loan with a maturity date of September 2019. The SVB Term Loan carries a variable interest rate of Prime plus 1.25% or LIBOR plus 2.5% and requires quarterly principal payments and monthly interest payments through the maturity date in September 2019. The terms of the SVB Term Loan were substantially different than the Mezzanine Loan and therefore the amendment was accounted for as an extinguishment of the Mezzanine Loan. As such, the SVB Term Loan was recorded at fair value and the existing unamortized debt issuance costs were included in the calculation of any gain or loss on extinguishment. Therefore, the Company recorded a loss on extinguishment of debt of $1,524,000 in its condensed consolidated statements of operations for the three and nine months ended October 31, 2015. As of October 31, 2015, $10,000,000 was outstanding under the SVB Term Loan.

The Mezzanine Loan provided for a $10,000,000 mezzanine term loan with a fixed interest rate of 9.5%. As of January 31, 2015, $10,000,000 was outstanding under the mezzanine term loan.

The Company also had an Amended and Restated Loan and Security Agreement (Wellington Agreement) with Wellington Financial LP (Wellington). In August 2015, all amounts outstanding under the Wellington Agreement were fully repaid in accordance with its terms. The remaining unamortized debt issuance costs of $2,564,000 were recorded as interest expense in the three and nine months ended October 31, 2015. As of January 31, 2015, $15,408,000 was outstanding under the Wellington Agreement. As of January 31, 2015 the interest rate on the Wellington Agreement was a fixed rate of 9.5%.

All of the Company’s agreements with SVB and the Wellington Agreement include, or included, various financial and non-financial covenants with which the Company was in compliance as of October 31, 2015 and January 31, 2015.

Note 5. Commitments and Contingencies

Minimum Service Commitments and Leases

The Company has certain contractual service contracts that contain non-cancellable minimum service commitments that expire on various dates through fiscal 2016 and leases office space and equipment under non-cancellable operating and capital leases that expire on various dates through fiscal 2022. These commitments as of January 31, 2015 are disclosed in the Company’s IPO Prospectus, and did not change materially during the nine months ended October 31, 2015. Leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes minimum rental expenses and lease incentives for operating leases on a straight-line basis over the term of the leases.

On March 30, 2015, the Company moved its headquarters to 300 Park Avenue in San Jose, CA and ceased using the leased office space at its prior headquarters. The Company is obligated to continue to make rental payments on the lease for its prior headquarters through January 2016. Therefore, during the first quarter of fiscal 2016, the Company recorded a charge based on the remaining lease rentals, net of estimated sublease income in the amount of $693,000 which was recognized in the Company’s consolidated statements of operations in general and administrative expense for the nine months ended October 31, 2015. As of October 31, 2015, $289,000 is included in accrued liabilities in the Company’s condensed consolidated balances sheets. For accounting purposes, the lease commencement date was January 15, 2015 and the related future committed payments are included in the Company’s IPO Prospectus and did not change materially during the nine months ended October 31, 2015. Also, in connection with exiting its prior headquarters, the Company wrote off abandoned leasehold improvements with a net book value of approximately $245,000 resulting in a charge included in general and administrative expenses for the nine months ended October 31, 2015.

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

Other Taxes

The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with US GAAP, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated.

Note 6. Stockholders’ Equity

Capital Structure

In June 2015, the Company’s board of directors and stockholders adopted an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s outstanding common stock and convertible preferred stock at a ratio of four-to-one. Accordingly, on June 11, 2015, (i) each four shares of outstanding common stock and convertible preferred stock (collectively referred to as “Capital Stock”) were exchanged and combined into one share of Capital Stock of the same class and series, as applicable; (ii) the number of shares of Capital Stock into which each outstanding warrant or option to purchase Capital Stock is exercisable was proportionately reduced on a four-to-one basis; and (iii) the exercise price of each outstanding warrant or option to purchase Capital Stock was proportionately increased on a four-to-one basis.

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

In connection with the Company’s IPO, the Company amended and restated its certificate of incorporation (Amended and Restated Certificate of Incorporation), pursuant to which the Company is authorized to issue 1,000,000,000 shares of common stock and

20,000,000 shares of preferred stock, both with a par value of $0.001 per share. The Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State, and became effective on July 1, 2015.

As of October 31, 2015, there were 29,180,081 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Warrants

As of January 31, 2015, the Company had outstanding warrants to purchase a total of 35,433, 15,789, 471,948 and 216,175 shares of Series C, D, D-1 and F convertible preferred stock, respectively. Prior to the IPO, the Company had determined that the warrants to purchase Series C, D and D-1 convertible preferred stock should be liability classified and the warrants to purchase Series F convertible preferred stock should be equity classified. Upon the IPO, the Company’s outstanding convertible preferred stock warrants became warrants to purchase common stock and the Company’s outstanding preferred stock warrant liabilities became indexed to the Company’s common stock and accordingly have been reclassified to additional paid-in capital.

Donation to the XactlyOne Foundation

In May 2015, the Company donated 50,000 shares of common stock to the XactlyOne Foundation. The Company recorded a share-based charge of $498,000 for the value of the donated shares to general and administrative expense in the nine months ended October 31, 2015.

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

As of October 31, 2015, an aggregate of 2,422,209 common shares were reserved and available for issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (ESPP) with the first offering period under the ESPP beginning on the effectiveness of the IPO Prospectus. As of such date, an aggregate of 600,000 shares of common stock were reserved and are available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value, as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month purchase periods, starting on the first trading day on or after March 20 and September 20 of each year. The first purchase period began on the first trading day after the effective date of the registration statement and will end on March 20, 2016.

Stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Balance at January 31, 2015	4,703,974	$3.29	7.1 years	$21,014
Granted	291,670	9.08
Exercised	(441,187)	1.32
Forfeited	(190,943)	6.77
Expired	(20,004)	3.37
Balance at October 31, 2015	4,343,510	$3.73	6.5 years	$24,275
Vested and expected to vest as of October 31, 2015	4,251,542	$3.65	6.4 years	$24,073
Exercisable as of October 31, 2015	2,792,585	$2.06	5.3 years	$20,205

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

Stock-based compensation included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Cost of subscription services	$133	$57	$299	$169
Cost of professional services	154	16	263	43
Research and development	308	72	548	190
Sales and marketing	266	88	551	240
General and administrative	304	172	786	572
Total	$1,165	$405	$2,447	$1,214

As of October 31, 2015, there was $11,486,000 of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.81 years.

The Company did not issue any shares under the ESPP during the nine months ended October 31, 2015.

Restricted Stock Units

A summary of RSU activity during the nine months ended October 31, 2015 was as follows:

	Number of shares	Weighted average grant-date fair value
Balance at January 31, 2015	—	$—
Granted	664,317	8.41
Released	—	—
Forfeited	(17,313)	8.45
Balance at October 31, 2015	647,004	$8.41

Note 8. Income Taxes

For the three and nine months ended October 31, 2015 and 2014, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.

Note 9. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(10,357)	$(4,807)	$(18,826)	$(13,696)
Denominator:
Weighted-average common shares outstanding	29,157	2,781	14,917	2,740
Basic and diluted net loss per share	$(0.36)	$(1.73)	$(1.26)	$(5.00)

The following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because they were anti-dilutive (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Shares of common stock issuable upon conversion of preferred stock	—	17,007	—	17,007
Shares of common stock issuable upon exercise of warrants	472	219	472	219
Shares of common stock issuable under stock option plans outstanding	4,991	4,446	4,991	4,446
Potential common shares excluded from diluted net loss per share	5,463	21,672	5,463	21,672

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

Revenue by location is determined by the billing address of the customer. The following tables present the Company’s revenue by geographic region for the periods presented (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
United States	$17,270	$13,861	$50,386	$42,011
Rest of the world	1,827	1,183	4,886	3,215
Total	$19,097	$15,044	$55,272	$45,226

Revenue from no other individual country exceeded 10% of total revenue for the three months ended October 31, 2015 or 2014 or for the nine months ended October 31, 2015 or 2014.

Property and equipment by geographic location is based on the location of the legal entity that owns the asset and were as follows (in thousands):

	October 31, 2015	January 31, 2015
United States	$8,525	$4,901
Rest of the world	212	169
Total	$8,737	$5,070

Note 11. Related Party Transactions

The Company has a vendor and a customer relationship with a software company that had an individual who was an executive with such company on the Company’s board of directors during the periods presented in this report. This software company provides software to the Company that allows the transfer of data between the Company’s products.   For the three months ended October 31, 2015 and 2014, the Company licensed software from this related party for approximately $0 and $43,000, respectively, and billed this related party approximately $0 and $3,000, respectively. For the nine months ended October 31, 2015 and 2014, the Company licensed software from this related party for approximately $98,000 and $118,000, respectively, and billed this related party approximately $3,000 and $519,000, respectively.  Amounts payable to this related party were $0 as of October 31, 2015 and January 31, 2015.  Amounts receivable from this related party were de minimus for all periods presented.

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

Our customer base has been predominantly located in the U.S., and we plan to grow our customer base internationally. However, a number of our customers are U.S. companies with employees abroad. We estimate that approximately 28% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2015. For the three and nine months ended October 31, 2015, approximately 90% and 91% of our revenue was from U.S. customers, respectively. We market our solutions and services through our direct sales force and sales support staff, and we also rely on partners to refer opportunities to our sales force.

Because we offer our solutions on a subscription basis, we have visibility into a substantial portion of our near-term subscription revenue. Subscriptions are typically sold through non-cancellable contracts with one to three year terms. Subscription fees are primarily based on the number of subscribers per customer per month. We generally invoice customers annually in advance. The prices we charge a customer per subscriber are driven, in part, by subscriber attributes and the number of subscribers for which that customer has contracted, with generally lower prices per subscriber for larger contracts consistent with industry practice. Customer attributes that impact pricing include, in no particular order, frequency of payment by the customer to its employees, complexity of the compensation plans, value of the employee’s compensation, value of the product or service that the employee is selling and the number of payees. Changes in competitive or market conditions may also cause us to reduce the prices we charge for our solutions or revise the pricing model upon which they are based. The average pricing per subscriber of our subscription services for the three and nine months ended October 31, 2015 remained relatively consistent when compared to the three and nine months ended October 31, 2014.  We recognize subscription services revenue ratably over the term of the contract, and amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet. Our deferred revenue does not include the unbilled portion of subscription agreements.

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

As of October 31, 2015, we had approximately 235,000 subscribers, compared to approximately 194,000 subscribers at January 31, 2015, an increase of approximately 21% and approximately 177,000 subscribers at October 31, 2014, an increase of approximately 33%. No single customer accounted for more than 5% of our revenue for the three or nine months ended October 31, 2015 or 2014. Within our customer base, deployments range from implementations within a single division or geography to enterprise-wide or global deployments. Our growth to date has been a function of growth in new customers, new subscribers at current customers and sales of additional modules to current customers. While approximately 55% of our customers were enterprise and mid-market companies as of October 31, 2015, we derived approximately 91% of our revenue from enterprise and mid-market customers for the three and nine months ended October 31, 2015. We define our enterprise customers as those customers with a minimum of 4,000 employees and our mid-market customers as those customers with at least 350 and less than 4,000 employees. We have sold our solutions to customers in a number of industry verticals, including business & financial services, communications, high-tech manufacturing, life sciences, media & internet and SaaS & traditional software.

We had total revenue of $19.1 million and $15.0 million for the three months ended October 31, 2015 and 2014, respectively, resulting in an increase of 27%. Our subscription revenue for the three months ended October 31, 2015 and 2014 was $15.2 million and $12.1 million, respectively, resulting in an increase of 25%. In addition, for the nine months ended October 31, 2015 and 2014, our total revenue was $55.3 million and $45.2 million, respectively, a period-over-period increase of 22%. Our subscription revenue for the nine months ended October 31, 2015 and 2014 was $42.9 million and $34.7 million, respectively, a period-over-period increase of 24%. We have made and expect to continue to make significant investments to support our growth, and accordingly have incurred net losses of $10.4 million and $4.8 million for the three months ended October 31, 2015 and 2014, respectively. For the nine months ended October 31, 2015 and 2014, our net losses were $18.8 million and $13.7 million, respectively. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Key business metrics

We use the following key business metrics in addition to our US GAAP financial results to evaluate growth trends, measure our performance and make strategic decisions.

Subscribers

The number of subscribers at each of our customers ranges from tens to thousands. As of October 31, 2015, we had approximately 235,000 subscribers. This represents an increase of approximately 33% over the approximately 177,000 subscribers we had as of October 31, 2014. A subscriber is a unique user account purchased by a customer for use by an employee or other customer-authorized user.

	As of October 31,	As of October 31,
	2015	2014
Subscribers*	235,000	177,000

*	Rounded to the nearest thousand.

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

Research and development expenses consist primarily of personnel costs and outside services. In addition, research and development expenses include allocated depreciation, facilities, insurance and rent expenses. We believe that continued investment in our solutions is important for our growth. We expect our research and development expenses to continue to increase in dollar amount for the foreseeable future.

Sales and marketing expenses consist primarily of personnel costs, sales commissions, customer-focused events and travel-related expenses. In addition, sales and marketing expenses include allocated depreciation, facilities, insurance and rent expenses. We expect our sales and marketing expenses to continue to increase in dollar amount for the foreseeable future as we expand our sales and marketing efforts domestically and internationally.

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

Amortization of intangibles includes the amortization of certain acquired customer relationships and contract rights in connection with our acquisition of Centive in 2009. As of January 31, 2015, intangible assets related to the Centive acquisition have been fully amortized.

Results of operations

The following tables show our results of operations in dollars and as a percentage of our total revenue. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2015	2014	2015	2014
Revenue:
Subscription services	$15,157	$12,109	$42,905	$34,665
Professional services	3,940	2,935	12,367	10,561
Total revenue	19,097	15,044	55,272	45,226
Cost of revenue:
Subscription services	3,973	3,035	11,691	8,703
Professional services	3,877	3,071	11,301	10,154
Total cost of revenue	7,850	6,106	22,992	18,857
Gross profit	11,247	8,938	32,280	26,369
Operating expenses:
Research and development	4,130	3,241	11,491	8,706
Sales and marketing	9,319	7,733	25,086	21,792
General and administrative	3,330	2,138	10,453	7,276
Amortization of intangibles	—	181	—	543
Total operating expenses	16,779	13,293	47,030	38,317
Operating loss	(5,532)	(4,355)	(14,750)	(11,948)
Total other income (expense)	(4,763)	(404)	(3,895)	(1,641)
Loss before income taxes	(10,295)	(4,759)	(18,645)	(13,589)
Income tax expense	62	48	181	107
Net loss	$(10,357)	$(4,807)	$(18,826)	$(13,696)

Percentage of total revenue

	Three months ended October 31,*		Nine months ended October 31,*
	2015	2014	2015	2014
Revenue:
Subscription services	79%	80%	78%	77%
Professional services	21	20	22	23
Total revenue	100	100	100	100
Cost of revenue:
Subscription services	21	20	21	19
Professional services	20	20	20	22
Total cost of revenue	41	41	42	42
Gross profit	59	59	58	58
Operating expenses:
Research and development	22	22	21	19
Sales and marketing	49	51	45	48
General and administrative	17	14	19	16
Amortization of intangibles	—	1	—	1
Total operating expenses	88	88	85	85
Operating loss	(29)	(29)	(27)	(26)
Total other expense	(25)	(3)	(7)	(4)
Loss before income taxes	(54)	(32)	(34)	(30)
Income tax expense	—	—	—	—
Net loss	(54)%	(32)%	(34)%	(30)%

*	Certain figures may not sum due to rounding.

Comparison of the three and nine months ended October 31, 2015 and 2014

Revenue

	Three months ended October 31,				Nine months ended October 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Subscription services	$15,157	$12,109	$3,048	25%	$42,905	$34,665	$8,240	24%
Professional services	3,940	2,935	1,005	34%	12,367	10,561	1,806	17%
Total revenue	$19,097	$15,044	$4,053	27%	$55,272	$45,226	$10,046	22%
Percentage of revenue
Subscription services	79%	80%			78%	77%
Professional services	21%	20%			22%	23%
Total	100%	100%			100%	100%

Total revenue increased by $4.1 million or 27%, and $10.0 million or 22%, for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014, respectively.

Subscription services revenue increased by $3.0 million or 25%, and $8.2 million or 24%, for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014, respectively. The increase was primarily due to the addition of new customers and to a lesser extent, an increase in subscribers at existing customers, as well as the sale of additional modules to existing customers.

Professional services revenue increased by $1.0 million or 34%, and $1.8 million or 17%, for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014, respectively. The increase in professional services revenue was related to an increase in implementation and integration services due to the increase in the number of new customers purchasing our subscriptions.

Cost of revenue and gross margin

	Three months ended October 31,				Nine months ended October 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenue:
Subscription services	$3,973	$3,035	$938	31%	$11,691	$8,703	$2,988	34%
Professional services	3,877	3,071	806	26%	11,301	10,154	1,147	11%
Total cost of revenue	$7,850	$6,106	$1,744	29%	$22,992	$18,857	$4,135	22%
Gross profit	$11,247	$8,938	2,309	26%	$32,280	$26,369	5,911	22%
Gross margin	59%	59%	—%		58%	58%	—%
Percentage of revenue:
Cost of subscription services	21%	20%			21%	19%
Cost of professional services	20%	20%			20%	22%
Total	41%	41%			42%	42%

Cost of revenue increased by $1.7 million or 29%, and $4.1 million or 22%, for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014, respectively, primarily due to an increase in personnel costs, facilities, insurance, rent, royalty costs, outside services, hosting and depreciation.

Cost of subscription services increased by $0.9 million or 31%, and $3.0 million or 34%, for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014, respectively. For the three months ended October 31, 2015, the increase was due to an increase of $0.4 million in personnel costs for headcount necessary to support the growth in our subscriber base, a $0.3 million increase in depreciation expense and expensed equipment, and a $0.2 million increase in hosting and other expenses.  For the nine months ended October 31, 2015, the increase was due to an increase of $1.2 million in personnel costs for headcount necessary to support the growth in our subscriber base, a $1.0 million increase in depreciation expense and expensed equipment, a $0.4 million increase in royalty costs and outside services, as well as an increase of $0.3 million of hosting and other expenses.

Cost of professional services increased $0.8 million or 26%, and $1.1 million or 11%, for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014, respectively. For the three months ended October 31, 2015, the increase was due to increases of $0.3 million in outside services, $0.4 million in personnel costs primarily in salaries, bonuses and stock-based compensation, as well as $0.1 million in travel. For the nine months ended October 31, 2015, the increase was due to a $0.8 million increase in personnel costs related to increases in salaries, bonuses and stock-based compensation, as well as a $0.3 million increase in outside services and travel.

Overall gross margin remained flat for both the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014.  Overall gross margin was 59% for the three months ended October 31, 2015 and October 31, 2014 and 58% for the nine months ended October 31, 2015 and 2014.

Operating expenses

	Three months ended October 31,				Nine months ended October 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$4,130	$3,241	$889	27%	$11,491	$8,706	$2,785	32%
Sales and marketing	9,319	7,733	1,586	21%	25,086	21,792	3,294	15%
General and administrative	3,330	2,138	1,192	56%	10,453	7,276	3,177	44%
Amortization of intangibles	—	181	(181)	(100)%	—	543	(543)	(100)%
Total operating expenses	$16,779	$13,293	$3,486	26%	$47,030	$38,317	$8,713	23%
Percentage of revenue:
Research and development	22%	22%			21%	19%
Sales and marketing	49%	51%			45%	48%
General and administrative	17%	14%			19%	16%
Amortization of intangibles	—%	1%			—%	1%
Total	88%	88%			85%	85%

Research and development expenses increased by $0.9 million or 27%, and $2.8 million or 32%, for the three and nine months ended October 31, 2015, compared to the three and nine months ended October 31, 2014, respectively. The increase for the three months ended October 31, 2015 was primarily due to an increase in personnel costs of $0.8 million related to increases in headcount to support our development and product management teams. The increase for the nine months ended October 31, 2015 was primarily due to an increase in personnel costs of $2.0 million related to increases in headcount to support our development and product management teams. There were also increases in software, equipment, facilities and other costs of $0.7 million related to headcount growth.

Sales and marketing expenses increased by $1.6 million or 21%, and $3.3 million or 15%, for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014. The increase for the three months ended October 31, 2015 was primarily due to an increase in personnel costs of $0.9 million related to an increase in headcount and a $0.4 million increase in lead generation and promotions.  There were also increases in other employee costs, facilities and outside services of $0.2 million.  The increase for the nine months ended October 31, 2015 was primarily due to an increase in personnel costs of $2.6 million related to an increase in headcount. Commissions also increased by $0.4 million due to increased bookings for the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014.  In addition, the growth in our sales and marketing departments led to increases in facilities, employee related travel, outside services, software, equipment and depreciation costs of $0.5 million.

General and administrative expenses increased by $1.2 million or 56%, and $3.2 million or 44%, for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014. The increase for the three months ended October 31, 2015 was due to a $0.5 million increase in personnel costs related to an increase in headcount and travel to support our growth. There were also increases in legal and accounting expenses of $0.3 million and outside services, facilities and software expense of $0.3 million. The increase for the nine months ended October 31, 2015 was due to an increase of $1.2 million in personnel costs related to an increase in headcount and travel to support our growth, an increase in facilities expenses of $0.8 million due to increased rent expense and the write off of certain leasehold improvements at our prior headquarters, an increase of $0.3 million in software and equipment and other supplies and an increase of $0.3 million in other general administrative expenses. We also made a contribution of common stock in the second quarter of fiscal 2016 to the XactlyOne Foundation with a fair value of $0.5 million.  These increases during the nine months ended October 31, 2015 were partially offset by a decrease in accounting fees of $0.2 million.

Amortization of intangibles decreased by $0.2 million or 100%, and by $0.5 million or 100%, for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014, respectively. As of January 31, 2015, the entire intangible asset balance related to the Centive acquisition had been fully amortized.

Total other income (expense)

	Three months ended October 31,				Nine months ended October 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest expense	$(3,227)	$(645)	$(2,582)	400%	$(5,868)	$(1,805)	$(4,063)	225%
Loss on extinguishment of debt	(1,524)	—	(1,524)	100%	(1,524)	—	(1,524)	100%
(Increase) decrease in fair value of preferred stock warrant liabilities	—	222	(222)	(100)%	3,542	169	3,373	1996%
Other income (expense), net	(12)	19	(31)	(163)%	(45)	(5)	(40)	800%
Total other income (expense)	$(4,763)	$(404)	$(4,359)	(1079)%	$(3,895)	$(1,641)	$(2,254)	(137)%
Percentage of revenue:
Interest expense	(17)%	(4)%			(11)%	(4)%
(Increase) decrease in fair value of preferred stock warrant liabilities	0%	1%			6%	—%
Loss on debt extinguishment	(8)%	—%			(3)%	—%
Other expense, net	—%	—%			—%	—%
Total	(25)%	(3)%			(7)%	(4)%

Interest expense increased by $2.6 million and $4.1 million for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014, respectively, primarily due to the write off of the remaining unamortized debt discount of $2.4 million associated with the payoff of the Wellington term loan in addition to the non-cash amortization of debt discount under the related debt facilities.

The loss on extinguishment of debt of $1.5 million relates to the loss incurred in connection with the Amended SVB Agreement and payoff of the Mezzanine Loan in October 2015.

In the nine months ended October 31, 2015, we recorded a $3.5 million benefit for the decrease in the fair value of our preferred stock warrant liabilities primarily due to an overall decrease in the fair value of the existing warrants based on the initial public offering price of our common stock.

Liquidity and capital resources

Liquidity

The following table summarizes our cash flows for the periods indicated:

	Nine months ended October 31,
(in thousands)	2015	2014
Net cash used in operating activities	$(4,635)	$(8,622)
Net cash used in investing activities	(3,888)	(2,353)
Net cash provided by financing activities	41,278	13,351
Cash and cash equivalents	52,047	14,829

Prior to our IPO, we financed our operations primarily through the sales of our solutions, private placements of our convertible preferred stock and proceeds from our credit facilities in the form of term debt, capital leases and a revolving line of credit. In July 2015, we raised gross proceeds of $63.3 million in our IPO. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58.8 million, before offering costs of approximately $4.3 million. As of October 31, 2015 and January 2015 we had $52.0 million and $19.3 million, respectively, of cash and cash equivalents.

In August 2012, we entered into the SVB Agreement with Silicon Valley Bank (SVB). In October 2014, we extended the maturity date of the SVB credit facility to August 20, 2016 and provided for increases in the revolving line of credit (LOC) under such facility from $8.0 million to up to $13.0 million upon the achievement of certain milestones. In November 2014, we achieved the first such milestone and the revolving credit line under the facility was increased to $11.0 million. In October 2014, we entered into the Mezzanine Loan, a $10.0 million term loan facility (Mezzanine Loan). The Mezzanine Loan maturity date was October 24, 2017. In October 2014, we drew $10.0 million on the Mezzanine Loan. In November 2014, Westriver Mezzanine Loans, LLC (Westriver) became a co-lender in the Mezzanine Loan.

In October 2015, we entered into an Amended and Restated Loan and Security Agreement with SVB (Amended SVB Agreement) which provided for an increase of the LOC to $15.0 million and extended the term of the maturity date to October 2018.  As of October 31, 2015 and January 31, 2015, we had $6.5 million outstanding under the LOC.

In October 2015, as part of the Amended SVB Agreement, we entered into a term loan with SVB (SVB Term Loan) which provided a $10.0 million term loan all of which was used to repay the $10.0 million outstanding under the Mezzanine Loan in full in accordance with its terms. The SVB Term Loan matures on September 30, 2019.  As of October 31, 2015, we had $10.0 million outstanding on the SVB Term Loan.

In May 2013, we entered into the original May 2013 Loan and Security Agreement (Wellington Agreement) with Wellington Financial LP (Wellington). In October 2014, we entered into an amendment and restatement of the Wellington Agreement with Wellington, which amended the original May 2013 Loan and Security Agreement. The Wellington Agreement consisted of a $15.4 million term loan facility, which was a consolidation of the balance outstanding on the term loan and operating line entered into in May 2013 and the maturity date was October 24, 2017.  As of January 31, 2015, we had $15.4 million outstanding under the Wellington Agreement.  On August 31, 2015, we repaid all amounts outstanding under the Wellington Agreement in full in accordance with its terms.

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2015, and January 31, 2015, we had deferred revenue of $39.8 million and $34.1 million, respectively. Of these amounts, $36.5 million and $31.8 million, respectively, were recorded as current liabilities and are expected to be recorded as revenue in the following fiscal year, provided all other revenue recognition criteria have been met.

Net cash used in operating activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel, customer acquisition and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our solutions, and the amount and timing of customer payments.  We have continued to experience increases in sales and marketing expenses combined with increases in investments in personnel and infrastructure, all of which have significantly exceeded the revenue generated from the growth in our subscriber base, resulting in net losses for the periods presented.  As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect working capital deficits and uses of cash in operations, to continue.

We used $4.6 million in cash for operating activities for the nine months ended October 31, 2015, which reflects our net loss of $18.8 million, adjusted by non-cash charges of $7.6 million (consisting primarily of $3.5 million for amortization of debt issuance costs, $2.4 million for stock-based compensation, $2.3 million for depreciation and amortization, $1.5 million for the loss on extinguishment of debt, $0.7 million for facility exit costs and $0.5 million related to the donation of our common stock to the XactlyOne Foundation, partially offset by a gain from the change in fair value of warrant liability of $3.5 million). Additional sources of cash inflows were from changes in our working capital, including a $1.9 million decrease in accounts receivable, $5.6 million increase in deferred revenue, $1.9 million increase in accounts payable and accrued expenses, which was partially offset by a $2.9 million increase in prepaid expenses and other assets.

We used $8.6 million in cash for operating activities for the nine months ended October 31, 2014, which reflects our net loss of $13.7 million, adjusted by non-cash charges of $3.4 million (consisting primarily of $1.2 million for stock-based compensation, $1.5 million for depreciation and amortization, $0.5 million for amortization of intangible assets and $0.4 million for amortization of debt issuance costs). Additional sources of cash inflows were from changes in our working capital, including a $1.4 million increase in deferred revenue and $0.8 million increase in accounts payable and accrued expenses, and a decrease of $0.8 million in accounts receivable, which was partially offset by a $1.2 million increase in prepaid expenses and other assets.

Average days sales outstanding decreased from 83 days for the nine months ended October 31, 2014 to 76 days for the nine months ended October 31, 2015.

Net cash used in investing activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

We used $3.9 million in cash for investing activities for the nine months ended October 31, 2015 compared to $2.4 million in for the nine months ended October 31, 2014. The $1.5 million increase in cash used in investing activities was primarily due to an increase in purchases of property and equipment of $1.7 million as we made significant investments in hardware and software to support growth in our customer base. In particular, we made significant investments in enhancing our system architecture by completing an additional secure production environment during the nine months ended October 31, 2015.

Net cash provided by financing activities

We generated $41.3 million in cash from financing activities for the nine months ended October 31, 2015 which was primarily due to $56.1 million net proceeds from our IPO, $9.9 million net proceeds from principal on term debt and $0.6 million proceeds from exercise of stock options. These increases were offset by payments of principal on term debt of $25.4 million. We generated $13.4 million in cash from financing activities for the nine months ended October 31, 2014 which was primarily due to $9.8 million of borrowings from term debt, $5.0 million in proceeds from borrowings on the revolving line of credit facility, and $0.2 million proceeds from exercise of stock options, offset by $1.4 million of payments of deferred initial public offering costs and $0.3 million of payments related to our capital lease obligations.

Capital resources

As of October 31, 2015, we had cash and cash equivalents of $52.0 million, which were predominantly denominated in U.S. dollars and consisted of bank deposits and money market funds. As of October 31, 2015, $0.1 million of cash was held by our foreign subsidiaries. We incurred net losses of $10.4 million, and $4.8 million during the three months ended October 31, 2015 and 2014, respectively, and $18.8 million and $13.7 million during the nine months ended October 31, 2015 and 2014, respectively. In addition, our accumulated deficit was $134.5 million as of October 31, 2015.

We may require access to capital to fund our operations, including general working capital for operating expenses, purchases of property and equipment for our operations, and other needs. We believe that our existing liquidity sources will satisfy our cash requirements and operations (including continued growth in revenue and employees) for at least the next 12 months. We expect that our operating losses and negative cash flows from operations will continue through at least the foreseeable future. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We cannot assure you that such additional financing will be available at terms acceptable to us, or at all. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may need to be curtailed.

Contractual obligations

The following summarizes our contractual obligations as of October 31, 2015:

	Payments due by period
(in thousands)	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
Operating lease obligations	$2,127	$6,292	$2,555	$—	$10,974
Short- and long-term debt obligations	9,000	7,500	—	—	16,500
Interest payments on long-term debt obligation(1)	450	1,313	—	—	1,763
Purchase obligations(2)	820	752	—	—	1,572
Legal settlement obligations	500	500	—	—	1,000
Total	$12,897	$16,357	$2,555	$—	$31,809

(1)

We have included the expected monthly interest payments on our long-term debt obligation based on the rate of interest of 4.5% per year through the maturity date of September 30, 2019. The short-term debt relates to a line of credit where the principal may be repaid at any time and, accordingly, interest payments cannot be estimated. As of October 31, 2015, this line of credit consisted of $6.5 million with an interest rate of 4.5% per annum.

(2)

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of October 31, 2015. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. The aggregate of these items represents our estimate of purchase obligations. In addition, we have other obligations for goods and services entered into in the normal course of business.

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

In February 2013, we entered into a First Amendment to the SVB Agreement with SVB. The amendment removed the minimum cash flow from operations financial covenant, added a maximum cumulative EBITDA loss financial covenant and set the threshold amounts in the financial covenants for the fiscal year ended January 31, 2015. Additionally, in March 2013, SVB advanced us the additional $1.5 million term loan. The advance carried a variable annual interest rate of 1.75% above the prime rate and required us to make monthly interest only payments for nine months. Thereafter, we became obligated to make 30 equal monthly installments of principal and accrued interest, payable at the beginning of each month through the maturity date on such advance of March 1, 2016. In May 2013, in connection with the Wellington credit facility, we entered into a Second Amendment to the SVB Agreement with SVB. The amendment reduced the revolving line of credit to $5.0 million. Upon entering the Wellington credit facility, the outstanding balance of the SVB term loan facility of $2.9 million was repaid. In August 2013, we entered into a Third Amendment to the SVB Agreement with SVB. The amendment removed the maximum cumulative EBITDA loss financial covenant and revised the maximum capital expenditures financial covenant. In January 2014, we entered into a Fourth Amendment to the SVB Agreement with SVB. The amendment, among other things, added a maximum cumulative EBITDA loss financial covenant, revised the maximum capital expenditures covenant, increased the revolving line of credit to $8.0 million and amended the revolving line of credit maturity date to August 20, 2015. In March 2014, we entered into a Fifth Amendment to the SVB Agreement with SVB. The amendment, among other things, revised the maximum cumulative EBITDA loss financial covenant and the monthly minimum recurring revenue covenant. In October 2014, we entered into a Sixth Amendment to the SVB Agreement. The amendment, among other things, provided for increases in the revolving line of credit to up to $13.0 million upon the achievement of certain milestones and amended the revolving line of credit maturity date to August 20, 2016. In November 2014, we achieved the first such milestone and the revolving credit line under the facility was increased to $11.0 million.

In October 2015, we entered into the Amended SVB Agreement.  The Amended SVB Agreement, among other things, provided for increases in the revolving line of credit to $15.0 million and extended the maturity date to October 30, 2018, with a variable annual rate of interest of Prime plus 1.25% or LIBOR plus 2.50%.  As of October 31, 2015 and January 31, 2015, we had $6.5 and $4.5 million available under the SVB credit facility.  Lastly, as part of the Amended SVB Agreement, we entered into a $10.0 million SVB Term Loan, with a maturity date of September 30, 2019.  The SVB Term Loan carries a variable annual rate of interest of Prime plus 1.25% and require principal payments due in 16 equal quarterly installments and interest payments on a monthly basis.  In accordance with the Amended SVB Agreement, the $10.0 million outstanding under the Mezzanine Loan was paid in full in accordance with the terms of the Mezzanine Loan.  The Amended SVB Agreement contains several standard financial covenants with which we were in compliance as of October 31, 2015.

Wellington Financial LP credit facility

In May 2013, we first entered into the original May 2013 Loan and Security Agreement with Wellington. The total credit facility consisted of a $10.0 million 36-month, interest only term loan facility and a $2.0 million line of credit. In October 2014, we entered into the Wellington Agreement, which amended and restated the original May 2013 Loan and Security Agreement. The October 2014 Wellington Agreement consolidated the outstanding borrowings under each of the term loan and line of credit into a single $15.4 million term loan facility, which would have matured on October 24, 2017. The Wellington Agreement otherwise contained generally the same terms, conditions and covenants as the original May 2013 Loan and Security Agreement with Wellington, as amended, including a fixed term loan interest rate of 9.5% per annum. As of January 31, 2015, $15.4 million had been drawn under the term loan facility. In addition, in November 2014, we issued warrants to purchase 147,936 shares of our Series D-1 convertible preferred stock to Wellington at an exercise price of $7.60 per share, or, at the option of Wellington, shares of our preferred stock issued at our next round of equity financing. For more information regarding the terms of the warrants to purchase shares of our Series D-1 convertible preferred stock, see Note 6 and Note 8 to our consolidated financial statements included in the IPO Prospectus.  On August 31, 2015, the Wellington Agreement was repaid in full in accordance with its terms.

Silicon Valley Bank Mezzanine Facility

In October 2014, we entered into the Mezzanine Loan with SVB, consisting of a $10.0 million mezzanine term loan facility. The Mezzanine Loan carries a fixed interest rate of 9.5% per annum and matures on October 24, 2017. Substantially all of our assets are pledged as collateral under this agreement to SVB on a subordinated basis (as of October 31, 2015 subordinated to the security interest of SVB by up to $13.0 million in aggregate principal amount and the security interest of Wellington by up to $15.4 million in aggregate principal amount), subject to certain limited exceptions. In October 2014, we borrowed $10.0 million under the Mezzanine Loan. The Mezzanine Loan contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, make capital expenditures, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum cumulative EBITDA loss financial covenant as set forth in this agreement. We were in compliance with all covenants as of the time of repayment and January 31, 2015. In connection with the Mezzanine Loan, in November 2014, we issued warrants to purchase 312,500 shares of our Series D-1 convertible preferred stock to each of SVB and Westriver at an exercise price of $1.90 per share, or, at the option of SVB or Westriver, shares of our preferred stock issued at our next round of equity financing. For more information regarding the terms of the warrants to purchase shares of our Series D-1 convertible preferred stock, see Note 6 and Note 8 to our consolidated financial statements included in the IPO Prospectus.  As part of the Amended SVB Agreement, we repaid the Mezzanine Loan in full in accordance with its terms.

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

Contingencies

Other taxes

We conduct operations in many tax jurisdictions throughout the U.S. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with US GAAP, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We believe that, as of October 31, 2015 and January 31, 2015, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more noncompliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

Off-balance sheet arrangements

During the three months ended October 31, 2015 and 2014 and the nine months ended October 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical accounting policies and estimates

Our condensed consolidated financial statements are prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

Foreign currency risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended October 31, 2015 and 2014 and the nine months ended October 31, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest rate sensitivity

We had cash and cash equivalents of $52.0 million and $19.3 million as of October 31, 2015 and as of January 31, 2015, respectively. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the fiscal year ended January 31, 2015 and the nine months ended October 31, 2015 and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of October 31, 2015 and as of January 31, 2015, we had approximately $16.4 million and $6.5 million, respectively, in short- and long-term debt with variable interest rate components. A hypothetical increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2015 (Evaluation Date).

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

We generated net losses of $10.4 million and $18.8 million for the three and nine months ended October 31, 2015, respectively. As of October 31, 2015 we had an accumulated deficit of $134.6 million. We will need to generate and sustain increased revenue levels in future periods in order to become and remain profitable. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our incentive compensation and employee and sales performance management solutions, meet the increased compliance requirements associated with our operation as a public company, scale our professional services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this filing, and unforeseen expenses, difficulties, complications and delays and other unknown events. We may not be able to maintain or increase our revenue levels, and we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the nine months ended October 31, 2015 and the year ended January 31, 2015, revenue generated outside of the U.S. was approximately 9% and 8%, respectively of our total revenue. In addition, a number of our customers are U.S. companies with employees abroad, and we estimate that approximately 28% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2015. We currently have international offices outside of the U.S. in the United Kingdom for sales and marketing and support and India for research and development, support and professional services. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

We may be subject to future foreign regulation requiring data collected or used within such foreign jurisdiction to reside there. Foreign data privacy laws and regulations, such as the E.U.’s Data Protection Directive, and the country-specific laws and regulations that implement the directive, also govern the processing of personally identifiable data, and may be stricter than U.S. laws. The E.U. currently is considering adoption of a General Data Protection Regulation, to supersede the Data Protection Directive, which may cause E.U. data privacy laws to be more stringent and to provide for greater penalties for noncompliance. Additionally, with regard to transfers of personal data from Europe to the U.S., we historically relied on the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as

agreed to by the U.S. Department of Commerce, and the E.U. and Switzerland, which established means for complying with certain restrictions on the transfer of personal data by U.S. companies from the European Economic Area, or EEA, and Switzerland to the U.S. The Court of Justice of the E.U. recently issued a ruling invalidating the U.S.-E.U. Safe Harbor Framework as a method of complying with restrictions in the E.U. Data Protection Directive (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA.  We are in the process of evaluating and considering appropriate changes to our practices with respect to personal data as a result of this ruling, and this ruling may serve as a basis for our personal data handling practices, or those of our customers, to be challenged and may otherwise adversely impact our business.  As a result of the Court of Justice of the E.U.’s recent ruling, or if other restrictions are adopted by the E.U. or other jurisdictions upon the transfer of personal data to the U.S., we may have to create duplicative, and potentially expensive, information technology infrastructure and business operations in other jurisdictions, which may hinder our expansion plans in those jurisdictions or render such plans commercially infeasible. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us or to the businesses of our customers may be substantial and may limit the use and adoption of our solutions and reduce overall demand, may require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy, or may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws or regulations.

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

As of October 31, 2015, we had total outstanding indebtedness of approximately $16.4 million drawn under various credit facilities.

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
•

a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due at maturity, which is currently scheduled for October 2018, with respect to indebtedness under the Amended SVB Agreement and September 2019 with respect to the SVB Term Loan.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31,

2015, we have outstanding 29,180,081 shares of common stock, 21,056,630 of which are subject to the 180-day contractual lock-up more fully described in our IPO Prospectus. The representatives of the underwriters may permit our officers, directors, employees and stockholders to sell shares prior to the expiration of the lock-up agreements.

Holders of approximately 18.0 million shares of our common stock as of October 31, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Substantially all of these shares are subject to the 180-day contractual lock-up referred to above.

In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

The contractual lock-up expires on December 22, 2015, and those shares of our common stock subject to the contractual lock-up will become freely tradable on December 23, 2015. If a substantial number of shares are sold, or if it is perceived that they will be sold, in the public market, before or after the expiration of the 180-day contractual lock-up period, the trading price of our common stock could decline substantially.

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

Our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially own approximately 55.9% of our common stock outstanding based on shares outstanding as of October 31, 2015. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the New York Stock Exchange. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. In addition, the Amended SVB Agreement and the SVB Term Loan prohibit us from paying cash dividends, and future financing or credit agreements may contain similar restrictions. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Investors seeking cash dividends should not purchase our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

Other than as disclosed in our IPO Prospectus, we did not have any sales of unregistered securities during the three months ended October 31, 2015.

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

Dated: December 9, 2015

Xactly Corporation

/s/ Christopher W. Cabrera
Christopher W. Cabrera
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Joseph C. Consul
Joseph C. Consul
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-204288	2015-06-08	3.3

3.2	Amended and Restated Bylaws.	S-1/A	333-204288	2015-06-08	3.4

10.1	Second Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, by and among Xactly Corporation, Centive, Inc. and Silicon Valley Bank.	8-K	001-37451	2015-11-04	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

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