Form 10-K
period 2016-01-31
Xactly Corp
filed 2016-04-20
CIK 1322554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 001-37451

Xactly Corporation

(Exact name of registrant as specified in its charter)

Delaware	11-3744289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Park Avenue, Suite 1700

San Jose, California 95110

(Address of principal executive offices)

Telephone Number (408) 977-3132

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on July 31, 2015, as reported by the New York Stock Exchange on that date, was approximately $101,379,000. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock as of March 31, 2016, was 29,786,172 shares.

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders (Proxy Statement), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “could,” “target,” “project,” “should,” “predict,” “potential,” “would,” “seek” and similar expressions and the negative of those expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow and ability to achieve and maintain positive cash flow from operations or future profitability;

•	our ability to anticipate market needs and timely develop new and enhanced solutions and services to meet those needs, and our ability to successfully monetize them;
•	the evolution of technology affecting our solutions, services and markets;
•	the impact of competition in our industry and innovation by our competitors;
•	the anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•	the effects of seasonal trends on our operating results;
•	maintaining and expanding our customer base and our relationships with other companies;
•	our liquidity and working capital requirements;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
•	our ability to sell our solutions and expand internationally;
•	our failure to anticipate and adapt to future changes in our industry;
•	our reliance on our third-party service providers;
•	the impact of any failure of our solutions;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	the anticipated effect on our business of litigation to which we are or may become a party;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the U.S. and internationally;
•	the increased expenses and administrative workload associated with being a public company;
•	our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements; and
•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business

Overview

Xactly is a leading provider of enterprise-class, cloud-based, incentive compensation solutions for employee and sales performance management. We address a critical business need: to incentivize employees and align their behaviors with company goals. Our solutions allow organizations to make better strategic decisions, optimize behaviors, increase sales and employee performance, improve margins, increase operational efficiencies, mitigate risk, design better incentive compensation plans and reduce error rates in incentive compensation calculations. We were the first 100% cloud-based, multi-tenant provider focusing solely on the incentive compensation and employee and sales performance management market and we achieved our leadership position through domain expertise and innovative technology. We deliver our solutions through a Software-as-a-Service (SaaS) business model.

We believe that our solutions are strategic for our customers. We go beyond automation by providing our customers with commercially actionable insights so that they can optimize their employees’ behaviors. We believe that we are the first and only company to make commercially available insights derived from an empirical set of aggregated and anonymized data which helps customers make fact-based decisions to motivate employees and drive business performance. Our solutions help executives design, manage and analyze incentive programs and provide visibility into employee and incentive program performance. At the same time, employees use our solutions to monitor, estimate and track their own and their team’s performance in real-time, and modify their behaviors to maximize their payout consistent with company goals.

The design and management of incentive compensation is often highly complex. Traditional systems such as spreadsheets, manual processes and homegrown solutions are inadequate to deal with the complexity associated with variable forms of pay, such as commissions, bonuses and non-cash rewards. According to an August 2014 research study by Aon Hewitt, 91% of organizations currently offer a variable pay program for their broad based employee populations and expect to spend 13% of payroll on variable pay. Further, according to Aon Hewitt, variable pay budgets and spending have nearly doubled in the last 20 years.

We have a diverse and rapidly growing customer base ranging from FORTUNE 50 enterprises to small, emerging companies in a variety of industries such as business & financial services, communications, high-tech manufacturing, life sciences, media & internet, SaaS & traditional software, and retail which provides us with large, unique, industry-specific data sets. Customers use our solutions to manage and incent a broad range of employees, from bank tellers to post office employees to sales people.

We strive to be a thought leader in incentives and employee performance, identifying and interpreting emerging trends, shaping and guiding industry dialogue, and creating and sharing best practices. Our thought leadership is based on our big-data insights as well as our significant industry experience. We deliver our thought leadership and innovation through the expertise of our employees as well as the authoring and dissemination of information about incentives that complement and leverage our technology solutions. We believe our thought leadership differentiates us and allows us to increase the value of our solutions to our customers.

As of January 31, 2016, we had approximately 266,000 subscribers, compared to approximately 194,000 subscribers as of January 31, 2015, representing an increase of approximately 37%. We estimate that during the 2015 calendar year approximately 26% of the payees whose compensation was administered through our solution were in non-sales roles. While approximately 56% of our customers were enterprise and mid-market companies, we derived approximately 91% of our revenue from enterprise and mid-market customers for the fiscal year ended January 31, 2016. As of January 31, 2016, we had approximately 870 customers.

We offer our solutions on a subscription basis, typically through non-cancellable contracts with one to three year terms, which provides us with visibility into a substantial portion of our future revenue. We had total revenue of $76.0 million, $61.1 million and $47.2 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively, resulting in year-over-year increases of 24% and 29%. Our subscription revenue for the fiscal years ended January 31, 2016, 2015 and 2014 was $59.2 million, $47.3 million and $35.9 million, respectively, resulting in year-over-year increases of 25% and 32%. Our professional services revenue for the fiscal years ended January

31, 2016, 2015 and 2014 was $16.8 million, $13.8 million and $11.3 million, respectively, resulting in year-over-year increases of 22% and 22%. For the fiscal year ended January 31, 2016, our subscription services revenue accounted for 78% of total revenue and our professional services revenue accounted for the remaining 22%. We have made and expect to continue to make significant investments to support our growth and public company requirements, and accordingly have incurred net losses of $24.7 million, $18.5 million and $14.5 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Our Solutions

We provide cloud-based incentive compensation solutions for employee and sales performance management. Our solutions include the following key attributes:

Automation.    A fundamental purpose of automating incentive processes is to reduce errors and inefficiencies that result from manual or spreadsheet based systems. Our solutions automate costly and cumbersome processes, such as estimating and calculating commissions and bonuses, assigning sales territories, forecasting accruals and modeling business outcomes. As a result, our solutions enhance productivity by allowing companies to focus on the strategic aspects of incentive compensation.

Intuitive user experience.    We designed the user interface and user workflows of our solutions to align with the way users naturally think and act. Our solutions are designed for use by the entire workforce, including top executives, sales, finance and human resources employees. Our focus on an intuitive and simple user experience enables the adoption of our solutions by even novice users with minimal training. We believe that we enable our customers to generate higher productivity and better business results through broad access to more timely and reliable information. For example, our solutions include gamification elements, such as leaderboards and badges, which encourage employees to exceed goals.

Mobility.    We offer mobile solutions for phones and tablets across the major operating systems so our subscribers have convenient, anytime, anywhere access to real-time performance information, allowing them to optimize their performance no matter where and when. We believe these characteristics result in greater user adoption and higher utilization of our solutions.

Scalable, secure and reliable cloud architecture.    Our solutions are 100% cloud-based, built upon a multi-tenant, single instance architecture. A multi-tenant architecture is one that allows multiple customers to use the same hardware and software infrastructure. Our platform architecture allows all of our customers to use a single and most updated version of our solutions, which enables us to accelerate our speed of implementation, upgrades and support. Because we do not need to customize, make improvements or upgrade our solutions for individual customers, our customers benefit from greater scalability, reliability and performance. Our customers have access to Xactly Trust, our trust site that provides real-time availability monitoring of our solutions, including privacy and security information and uptime.

Data integration with other business applications.    Our open application program interfaces (APIs) allow our customers to integrate our solutions into their existing business processes and systems. Our customers use our APIs to import data into our solutions from customer relationship management (CRM), enterprise resource planning (ERP), human capital management (HCM) and  configure price quote (CPQ) solutions, such as those provided by Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), salesforce.com, inc. (Salesforce), SAP AG (SAP) and Workday, Inc. (Workday), as well as to extract data from our solutions for use in CRM, finance and payroll solutions such as those provided by Automatic Data Processing, Inc. (ADP), Ceridian HCM Holding Inc. (Ceridian) and Paychex, Inc. (Paychex).

Actionable big data.    We believe that we are the only company that has empirical incentive compensation data combined with the associated metadata across companies and multiple industries. We anonymize and aggregate the data from the billions of transactions we process annually, allowing us to provide value-added, commercially actionable insights. Our customers can use this information to design optimal incentive compensation programs to drive the right behaviors and maximize business results. Metadata is the information necessary to interpret large amounts of data and relate sets of data to others to determine correlations. Without this metadata, it is extremely difficult to draw meaningful conclusions from big data.

Key Customer Benefits

Finance leaders.    Our solutions help finance leaders gain control of incentive compensation, mitigate risk and increase accuracy through automation, which creates more efficient workflows. In addition, finance executives can make better strategic decisions, design optimal plans and better forecast and monitor the performance of their incentive compensation expenditures.

Compensation administrators.    Compensation administrators more quickly and accurately process incentive compensation using our solutions, leading to faster, more accurate financial closes with fewer disputes and greater trust from the sales teams they support. Moreover, they can add strategic value to their organizations by providing analyses and insights into compensation expenditures beyond simply managing the compensation process.

Sales leaders.    We help sales leaders inspire performance, drive top line results and align employee behaviors with company goals. Our solutions allow sales leaders to incent the right behaviors, bring visibility to front-line sales representatives, coach them to drive better results and adjust incentives to better compete in a complex, competitive environment.

Technology leaders.    We help chief information officers support business users more effectively while adding strategic value to the organization. Our customers are able to quickly implement and easily integrate our solutions with other systems and applications. Chief information officers can safely and securely scale their companies for growth since they do not have to manage costly hardware and are assured of always using the latest version of our solutions.

Human resources teams.    We help human resources teams inspire performance by enabling companies to bring incentive compensation not only to sales teams, but to all employees. With our solutions, human resources professionals can retain top talent by incenting and rewarding the right behavior and delivering incentives with timeliness, visibility and transparency.

Our Products

Our customers leverage our solutions to optimize incentive compensation by automating manual processes, streamlining workflows, providing visibility to users and delivering analyses and actionable insights. Our SaaS solutions are delivered through a scalable, secure cloud-based platform that allows for fast innovation benefiting all customers while keeping their information secure. Our solutions support finance, sales, compensation administrators, information technology and human resources personnel in designing, processing and managing incentive compensation to help achieve company goals.

•

Xactly Incent Enterprise is our flagship solution and helps large enterprise and mid-market companies manage the critical elements of incentive compensation. Xactly Incent Enterprise helps finance teams take control of their incentive compensation process by automating calculations, streamlining workflows, such as plan documents and payment approvals, accurately forecasting compensation expenses and modeling compensation plans. Xactly Incent Enterprise delivers sales teams real-time visibility into performance against quotas as well as feedback on commissions. Quota dashboards, commission estimators and stacked rankings help focus sales representatives on achieving performance goals. Managers can also use these tools to run reports, analyze performance and identify any sales representatives who need coaching. Our users, including sales representatives, merchandizers, bank tellers, postal employees, wedding planners and retail clerks, can access Xactly Incent Enterprise through their desktop or mobile device anytime, anywhere. Key modules for Xactly Incent Enterprise include:

•

Xactly eDocs & Approvals is a module that works in conjunction with Xactly Incent Enterprise and is Xactly’s automated document routing and approval solution. With Xactly eDocs & Approvals customers dynamically generate plan documents, certification letters, and payment files based on details provided by Xactly Incent Enterprise. Document routing, review, and approval processes are managed with customizable workflows to automate document management. Customers can choose from a variety of pre-built workflows, or alternatively, they can create their own using a simple and intuitive interface. Xactly eDocs & Approvals sends automatic email notifications and reminders when action is required and allows users to track document status.

•

Xactly Analytics is a module that works in conjunction with Xactly Incent Enterprise and helps customers gain a deep understanding of their incentive compensation programs performance. With Xactly Analytics, customers see incentive data and reports in real-time and share these insights across the company without having to spend hours sifting through databases and spreadsheets. This increased visibility helps align employee behavior, which drives employee performance and helps reach company goals. With customized dashboards and reports customers have access to real-time intelligence and insights, therefore allowing them to make important business decisions or adjust business strategies to maximize sales performance and return on investments.

•

Xactly Incent Express is designed to help companies with generally fewer than 350 employees drive behavior to achieve company goals by creating, processing and managing their incentive compensation. This solution is built on the force.com platform offered by Salesforce and, like Xactly Incent Enterprise, delivers features that companies need to incent right with automated calculations, streamlined workflows, real-time visibility through dashboards and commission estimators, and an easy-to-use plan engine to build and modify compensation plans. Xactly Incent Express also has built-in gamification features with leaderboards, badges and other options to keep sales representatives engaged and focused on achieving their goals. Administrators, sales representatives and managers can use mobile devices to access important compensation information on demand.

•

Xactly Objectives is built for both sales and non-sales personnel, allowing managers and employees to collaboratively track and achieve individual and shared goals. Xactly Objectives enables managers and employees to clearly define goals while also aligning them to a company’s business objectives. Xactly Objectives provides visibility into, and feedback relating to, incentives that drive employee behavior. Through an intuitive user interface, managers easily input goals and values that employees can then track throughout the week, month, quarter or year. Employees gain visibility into how their work helps the business reach its objectives, and managers gain visibility into employee performance.

•

Xactly Territories enables companies to manage sales team alignment by assigning individual sales representatives to specific territories of sales operations, using metrics such as geography, customer size, vertical market, or a set of product offerings. The mapping interface portion of Xactly Territories is provided by one of our partners.

•

Xactly Insights enables our customers to create industry-specific benchmarks using our empirical set of aggregated and anonymized data. We gather empirical data, including incentive compensation structures, performance results, demographic and other data, from the billions of transactions that we process. Our customers are able to compare their compensation plans and practices with those of a peer group or other benchmark that they select. The commercial insights derived from our data help customers make fact-based decisions to motivate employees and drive business performance.

•

Xactly Quota automates and improves the quota-setting process based on corporate objectives and disseminates those quotas throughout an organization. With Xactly Quota, managers are able to assign quotas based on a range of inputs including past team performance, customer run-rates and territory potential. Managers are able to review and distribute their teams’ quotas. Once quotas are set, managers initiate a workflow approval process. Xactly Quota integrates with Xactly Incent Enterprise and Xactly Insights.

•

Xactly Incent Views brings visibility and understanding to the incentive compensation information trapped inside a customer’s spreadsheet, homegrown or third-party compensation system. Xactly Incent Views gives customers the ability to benefit from Xactly Incent Enterprise’s reporting, analytics and mobile features without the need to replace their existing systems. Xactly Incent Views integrates with Xactly Analytics, Xactly eDocs & Approvals and Xactly Insights.

•

Xactly Inspire is a solution that will provide onboarding and coaching for sales personnel. Xactly Inspire will assist in shortening the ramp time for new sales representatives and to match coaching actions with sales incentive metrics. Xactly Inspire is expected to be available in the first half of calendar 2016.

•

Xactly Connect is a solution that will provide customers the ability to leverage their own internal IT resources to easily manage the disparate data sources required for timely and accurate incentive compensation management.  We expect Xactly Connect to be available in the first half of calendar 2016.

Our Customers

Our customer base is diverse, and as of January 31, 2016 we had approximately 870 customers with subscribers located internationally across numerous industries such as business & financial services, communications, high-tech manufacturing, life sciences, media & internet, SaaS & traditional software, and retail. No single customer accounted for more than 5% of our revenue in the fiscal years ended January 31, 2016, 2015 and 2014.

Professional Services

We believe our professional services are a strategic part of our business. We strive to provide our customers with high-quality configuration and implementation services in order to better ensure a successful customer experience.

We offer a range of professional services, which include assisting customers in implementing our solutions and optimizing their use, such as application configuration, system integration, data transformation and automation services, education and training services and strategic services. These offerings are designed to increase customer retention and ensure optimal use of our solutions. Our implementation and professional services engagements range in duration from a few weeks to several months, depending on the type and size of project. We use a mix of employees, consultants and partners to provide professional services.

We also offer training to both compensation administrators and other users. These training sessions are offered both over the internet and in-person at a central location in San Jose or on-site at our customers’ places of business. In addition, we regularly offer more advanced classes on how to use, administer and customize our solutions to customers.

As part of our professional services, we launched Xactly Strategic Services in early calendar year 2015, which include consulting and subscription offerings that advance our customers’ understanding of industry best practices. Our strategic services include compensation plan design, incentive compensation management program optimization and benchmarking through big data analytics and insights. Using Xactly Insights, research and onsite consulting, Xactly Strategic Services helps our customers achieve best practices throughout the incentive compensation lifecycle.

Customer Success and Support

A cornerstone of our strategy is to focus on customer success, helping to ensure high customer usage and retention rates. We believe that superior customer support is critical to generating growth in new customers, as well as new subscribers and sales of additional modules to existing customers. Our customer support functions are focused on ensuring that our customers use our solutions, and identifying, analyzing and solving problems related to our solutions and services.

Our technical support program provides customers with access to a broad knowledge base so they can better use our solutions. Our standard offering is included in the subscription fee and provides customers with case support and telephone support, along with access to a variety of resources, including a customer success portal and webinars. Our Premium and Premium Plus support offerings are provided at an additional cost and include services such as customer case management and telephone support 24 hours a day, seven days a week. Our customer support offerings are provided by technical support specialists located in San Jose, California, London, United Kingdom and Bangalore, India.

Sales and Marketing

We target companies of various sizes, ranging from FORTUNE 50 enterprises to small, emerging companies. We sell our solutions primarily through our direct sales force located in San Jose, California, Denver, Colorado, Washington D.C. and London, United Kingdom. Our direct sales organization, consisting of field representatives, inside sales representatives and account development representatives, is organized by geography, account size or industry vertical and is also responsible for selling our solutions, services and support to new and existing customers. We also go to market with our partners, which include Ceridian, Deloitte LLP (Deloitte), DocuSign, Inc. (DocuSign), FPX, LLC (FPX), Intacct Corporation (Intacct), OpenSymmetry, Inc, (OpenSymmetry), Sage Software,

Inc. (Sage), Salesforce, SAP, SteelBrick, a Salesforce company (SteelBrick) and ZS Associates, Inc. (ZS Associates).

Our marketing activities are designed to build awareness of our brand and solutions and to generate customer demand and leads. While our marketing programs have traditionally targeted finance executives and those in sales operations and senior sales roles, we are also increasingly targeting information technology and human resources professionals. We engage in a broad range of marketing activities and our principal marketing programs include:

•	engaging in online marketing activities, including through our website, direct email, online web advertising, blogs and webinars;
•	participating in field marketing events for customers and prospects, including user conferences, trade shows and industry events;
•	staffing business and account development representatives who help convert leads into new sales opportunities;
•	engaging in public relations, media relations and analyst relations;
•	engaging in cooperative marketing efforts with partners, including joint press announcements, joint trade shows, channel marketing campaigns and joint seminars; and
•	providing thought leadership by authoring and disseminating information about incentive compensation, sales and employee performance management.

In addition, we host our annual CompCloud global user conference where current and potential customers participate in programs designed to help drive business results through the use of our solutions. This conference features a variety of prominent keynote and customer speakers, panelists and presentations focused on businesses of all sizes, across a wide range of industries. Attendees also gain insight into our recent solution releases and enhancements and participate in interactive sessions that give them the opportunity to express opinions on new features and functionality.

Partnerships

An important element of our strategy is to establish and maintain relationships with key industry leaders to help us evangelize, enable and ensure the adoption and continued use of our solutions. We have established a network of relationships that broaden and complement our solution offerings and increase our value to our customers. These key partnerships break down into three categories:

•	Platform partners allow us to interoperate with their APIs, which is an important part of our solutions strategy and includes providers such as Oracle, Salesforce, SAP, and Workday.
•

Referral partners work closely with us on joint go-to-market strategies and refer new opportunities to us. Our key referral partners include, The Corporate Executive Board Company (CEB), Ceridian, DocuSign, FPX, Host Analytics, Inc. (Host Analytics), Intacct, Sage, Salesforce, SAP, SteelBrick, and ZS Associates.

•

Consulting and implementation partners engage with us on consulting and implementation services at both the strategic and tactical levels. Our key consulting and implementation partners include Canidium, LLC (Canidium), Deloitte, OpenSymmetry and ZS Associates.

Technology Infrastructure and Operations

We believe that our cloud-based, SaaS solutions enable us to develop and deliver functionality to customers more efficiently than traditional on-premise enterprise software vendors can. We have designed true multi-tenant cloud solutions and we have built our solutions on a modular, secure, highly available and scalable platform.

We build our solutions using service-oriented architecture principles and employ proprietary and third-party technologies. Our applications are written in industry-standard software programming languages including a standardized Java-based development environment, Hadoop and SQL relational database query language. We use commercially available hardware and a combination of proprietary, open source and commercially available software to provide our service. We have a purpose-built, modular, service-oriented platform that allows us to balance customer workloads tuned to our specific environment, allowing us to continue to scale in a fault-tolerant fashion. The platform architecture is designed to allow us to provide the high levels of uptime required by our customers, and to meet or exceed our 99.7% uptime commitment in our service-level agreements, excluding planned downtime. Our customers can access our solutions through mobile devices or through any certified web browser without installing or downloading applets.

Our solutions treat all customers as logically separate tenants utilizing shared application services and databases. We are able to spread the cost of delivering our service across our user base. In addition, because we do not have to manage thousands of distinct applications or application versions with their own business logic and database schemas, we can rapidly scale our business. As a result, we are able to simultaneously and seamlessly update our solutions for all our customers.

Our solution is flexible. Every page is dynamically rendered for each user, adhering to role-based security settings, including dynamic currency conversion support. As a result, our solution can display different views of data based on a number of factors, including user, department and area of responsibility in the company. We have also developed extensive reporting and analytics functionality that provides near real-time analysis of a customer’s data.

Our solutions can be integrated into other applications using secure internet network protocols. Through our platform, we allow customers and partners to insert, update, delete and query information in our solutions. We also have mechanisms to protect and govern the use of our solutions to ensure that all customers, regardless of size, have access to our solutions.

Security is central to our solutions and includes physical security, network security, application security and security at our third-party data centers. Our security measures are audited as part of our Statements on Standards for Attestation Engagements No. 16 (SSAE-16) SOC 1 Type II attestations by a third-party auditor. In addition, our customers only interact with our solutions over secure internet protocols.

We serve all our customers and subscribers from primary data centers located in Virginia and Northern California. Both data centers are SSAE-16 SOC 1 Type II audited and are secured by around-the-clock guards, biometric access screening and escort-controlled access, and are supported by on-site backup generators in the event of a power failure, with fully redundant heating, ventilation and air conditioning systems.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features and functionality into our solutions. Our research and development efforts are focused on improving and enhancing our existing service offerings by working closely with our customers, conducting quality assurance testing and improving our core technology as well as developing new proprietary services and solutions. Performance, security, functional depth and breadth, and usability of our solutions drive our technology decisions and product development.

We devote a significant portion of our resources to research and development. Research and development expenses were $15.7 million, $11.9 million and $9.1 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Competition

The market for incentive compensation solutions for employee and sales performance management is evolving, highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

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

We believe the principal competitive factors in our market include the following:

•	technology architecture (multi-tenant SaaS versus on-premise or hosted);
•	level of customer satisfaction;
•	ease of deployment;
•	ease of use;
•	breadth and depth of application functionality;
•	total costs of ownership;
•	pricing of solutions;
•	brand awareness and reputation;
•	sophistication of technology platform;
•	actionable insights through big data analytics;
•	capability for customization, configurability, integration, security, scalability and reliability of applications;
•	ability to innovate and respond to customer needs rapidly;
•	domain expertise;
•	size of customer base and level of user adoption; and
•	ability to integrate with legacy enterprise infrastructures and third-party applications.

Intellectual Property

We rely on a combination of copyrights, trademarks, service marks, trade secrets, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our solutions and services. As of March 31, 2016, we had one issued U.S. patent and five pending U.S. patent applications. We intend to pursue additional patent protection. We have registered trademarks for “Xactly,” the Xactly logo, “Inspire Performance,” and certain other marks in the U.S. and several other jurisdictions. We are also the registered holder of a variety of domestic and international domain names that include “xactlycorp.com” and similar variations. We license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. All our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and assigning to us any ownership that they may claim in those works. In addition, we generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information.

Government Regulation

We are subject to a number of federal, state, and international laws and regulations regarding data governance and the privacy and protection of consumer data that affect companies conducting business on the internet. In particular, we historically relied upon the U.S.-EU and U.S. Swiss Safe Harbor Framework as set forth by the U.S. Department of Commerce, related to personal data of EU residents. The U.S.-EU Safe Harbor was recently invalidated by the EU Court of Justice and as a result, we are engaging in other measures to legitimize our transfers of personal data from the European Economic Area (EEA) to the U.S. The U.S. and EU have recently agreed to a data transfer agreement referred to as the U.S.-EU Privacy Shield, designed to replace the invalidated U.S.-EU Safe Harbor. The U.S.-EU Privacy Shield still faces review and other requirements before becoming effective. It is unclear that the U.S.-EU Privacy Shield will be formally adopted or that we will find it appropriate to utilize as a mechanism to legitimize data transfers from the EEA to the U.S. We are engaging in other measures to legitimize our transfers of personal data from the EEA to the U.S. in the interim.

In addition, many of our customers and potential customers, including those in the healthcare, financial services and other industries are subject to substantial regulation in the U.S. and in foreign jurisdictions regarding their collection, use and protection of data and may be the subject of further regulation in the future. These various laws and regulations are often evolving and sometimes conflict. Many international and domestic laws require notification to users when there is a security breach of their sensitive personal data, such as the 2002 amendment to California’s Information Practices Act. Other domestic and foreign laws and regulations require the adoption and maintenance of information security standards to protect certain types of data. We expect the costs of compliance with these laws and regulations to increase in the future as a result of additional laws and regulations and changes in legal interpretation. Furthermore, any failure on our part to comply with these laws and regulations, or any laws or regulations that may be promulgated in the future, may subject us to significant liabilities and fines.

Employees

As of January 31, 2016, we had 402 employees, with 110 in research and development, 149 in sales and marketing, 106 in operations, customer support and professional services, and 37 in general and administrative. Of these employees, 300 were located in the U.S. and 102 were located internationally. Our employees are not covered by collective bargaining agreements. We believe our employee relations are good.

XactlyOne Foundation

In May 2015, we established the XactlyOne Foundation as a non-profit organization, and we issued 50,000 shares of our common stock to it. The proposed programs of the XactlyOne Foundation include grants, volunteerism and other projects. We believe the XactlyOne Foundation will foster employee morale, strengthen our community presence and provide increased brand visibility. We incurred a non-cash expense of $0.5 million in fiscal 2016 equal to the fair value of the shares of our common stock issued to the XactlyOne Foundation.

Corporate Information

We were incorporated in the State of Delaware on March 1, 2005.  Our principal executive offices are located at 300 Park Avenue, Suite 1700, San Jose, California 95110.  Our telephone number at that location is (408) 977‑3132.

Our website is located at www.xactlycorp.com and our investor relations website is located at investors.xactlycorp.com.  Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on the Investors portion of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Further, a copy of this Annual Report on Form 10‑K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10‑K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.

Risks related to our business

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability.

We generated net losses of $24.7 million, $18.5 million and $14.5 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. As of January 31, 2016 we had an accumulated deficit of $140.5 million. We will need to generate and sustain increased revenue levels in future periods in order to become and remain profitable. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our incentive compensation and employee and sales performance management solutions, meet the increased compliance requirements associated with our operation as a public company, scale our professional services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this filing, and unforeseen expenses, difficulties, complications and delays and other unknown events. We may not be able to maintain or increase our revenue levels, and we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

The market for incentive compensation solutions for employee and sales performance management is highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices. We compete primarily with companies offering incentive compensation and employee and sales performance management applications via hybrid cloud-based and on-premise solutions. We also compete with spreadsheets, homegrown systems, and toolsets and products developed by software providers that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our competitors include Callidus, Cognos and Oracle among others.

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

Some of our current competitors have, and future competitors may have, greater financial, technical, marketing and other resources, greater resources to devote to the development, promotion, sale and support of their products and services, more extensive customer bases and broader customer relationships and longer operating histories and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. Some competitors may also be able to offer competing solutions at little or no additional cost by bundling them with a broader suite of solutions. In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. If we are unable to compete with such companies, the demand for our incentive compensation and employee and sales performance management solutions could decline substantially.

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

Our growth strategy depends, in part, on our ability to develop and launch new solutions on a timely basis. For example, in calendar year 2014, we launched two new products, Xactly Insights and Xactly Quota. We have also announced two new products, Xactly Inspire and Xactly Connect, expected to be available in the first half of calendar 2016. If existing and potential customers do not perceive the benefits of these new offerings, a market may not develop or may develop more slowly than we expect, either of which would adversely affect our revenue growth prospects. We also face the risk that customers may not understand or be willing to bear the cost of incorporating these newer solutions into their organizations. In addition, we have limited experience in pricing any new solutions, such as Xactly Insights, Xactly Quota, Xactly Inspire, and Xactly Connect, which could result in underpricing that adversely affects our expected financial performance, or overpricing that inhibits our customers’ acceptance of such new solutions. Even if the initial development and commercial introduction of any new solutions are successful, we cannot assure you that they will achieve widespread market acceptance or that any market acceptance will be sustainable over the longer term.

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

Seasonality may cause fluctuations in our calculated billings, revenue and expenses.

We believe there are seasonal factors that may cause calculated billings and professional services revenue to be higher in some quarters compared with others. Generally, the timing of calculated billings have been split approximately 40% in the first half of the fiscal year and 60% in the second half of the fiscal year. Also, professional services revenue reflects this seasonality and is generally higher in our first and fourth fiscal quarters. We believe this variability is largely due to our customers’ compensation plan design and budgetary and spending patterns. In addition, investments in sales and marketing programs are seasonally higher in our second and third fiscal quarters, primarily due to our end user CompCloud conference that we host during the second quarter and our participation in the salesforce.com DreamForce conference during the third quarter.

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

Our strategy is to sell our incentive compensation and employee and sales performance management solutions to organizations of broadly different sizes, from FORTUNE 50 enterprises to small, emerging companies. Our gross margin can vary depending on numerous factors related to the implementation and use of our incentive compensation and sales performance management solutions, including the sophistication and intensity of our customers’ use of our solutions and the level of professional services and support required by a customer. Sales to enterprise customers may entail longer sales cycles and more significant selling efforts, and the prices we charge each customer per subscriber are driven, in part, by subscriber attributes and the number of subscribers for which that customer has contracted, with generally lower prices per subscriber for larger contracts consistent with industry practice.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the years ended January 31, 2016 and 2015, revenue generated outside of the U.S. was approximately 10% and 8%, respectively, of our total revenue. In addition, a number of our customers are U.S. companies with employees abroad, and we estimate that approximately 31% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2016. We currently have international offices outside of the U.S. in the United Kingdom for sales and marketing and support and India for research and development, support and professional services. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;
•	unexpected changes in regulatory requirements, taxes or trade laws;
•

more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union (EU), including, in certain jurisdictions such as Germany, the requirement to locate our data in data centers in such jurisdiction;

•

differing labor regulations, especially in the EU, where labor laws are generally more advantageous to employees as compared to the U.S., including deemed hourly wage and overtime regulations in these locations;

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•	increased travel, real estate, infrastructure and legal compliance costs associated with international operations;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	laws and business practices favoring local competitors or general preferences for local vendors;
•	limited or insufficient intellectual property protection;
•	political instability or terrorist activities;
•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977 and similar laws and regulations in other jurisdictions; and
•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

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

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this filing, factors that may affect our quarterly operating results include the following:

•	changes in spending on incentive compensation or sales performance management solutions by our current or prospective customers;
•	pricing of our solutions;
•	acquisition of new customers and new subscribers at current customers and the sale of additional modules to current customers;
•	customer renewal rates and the number of subscribers and additional modules for which agreements are renewed;
•	customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•	budgeting cycles of our customers;
•	effects of seasonal trends on our operating results;
•	changes in the competitive dynamics of our market, including consolidation among competitors or customers;
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

We integrate our solutions with third-party applications and platforms. Our platform partners include Oracle, Salesforce, SAP, and Workday. Our APIs allow our customers to integrate our solutions into their existing business processes and systems. Our customers use our APIs to import data into our solutions from CRM, ERP, HCM and CPQ solutions, such as those provided by Microsoft, Workday and our platform partners, as well as to extract data from our solutions for use in CRM, finance and payroll solutions. The functionality and popularity of our incentive compensation and employee and sales performance management solutions depends, in part, on our ability to integrate our solutions with these third-party applications and platforms. Any deterioration in our relationship with any third-party applications provider or platform partner would harm our business and adversely affect our operating results.

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

We currently serve our customers from data centers located in Virginia and California, with most of these data center operations managed by third parties, and some managed by us beginning in April 2015. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our operations staff and our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, cyber-attacks and similar events. If there are any lapses of service or damage to a facility, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis and may not cover all forms of disaster and crisis, our business could be harmed.

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

If our software fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims, incur significant costs or our reputation could be damaged.

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

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, sales compensation management experts and enterprise sales professionals are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. In particular, we have experienced a very competitive hiring environment in the San Francisco Bay Area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. It may be more difficult to attract new employees, some of whom may prefer to work for a private company with the possibility of a future initial public offering. If the price of our stock does not increase, or experiences significant volatility, our ability to attract or retain key employees may be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

While we have one issued U.S. patent and five U.S. patent applications pending, those applications and any patent applications that we may file in the future may not result in issued patents, and we may be unable to obtain protection for the covered technology. In addition, any patents issued or other intellectual property may not provide us with competitive advantages, or may be successfully challenged or invalidated by third parties through administrative process or litigation. Effective trademark, trade secret, patent, copyright and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Additional uncertainty may result from changes to intellectual property legislation enacted in the U.S. and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions or to use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries do not protect proprietary and intellectual property rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, including as counterclaims to any intellectual property litigation. Litigation is inherently uncertain, and any litigation, whether as a plaintiff or defendant and whether or not it is resolved in our favor, could result in significant expense to us and the invalidation or narrowing of the scope of our intellectual property and could divert the efforts of our technical and management personnel.

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

We expect that software and other solutions in our industry increasingly may be subject to third-party infringement claims as the number of competitors grows and the functionality of solutions in different industry segments overlaps. Moreover, many of our competitors and other industry participants have been issued patents and/or have filed patent applications, and have asserted claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties, including certain of these companies, have asserted patent, copyright, trademark, trade secret and other intellectual property rights within the industry. Any of these third parties might in the future make a claim of infringement against us.

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

We may be subject to future foreign regulation requiring data collected or used within such foreign jurisdiction to reside there. Foreign data privacy laws and regulations, such as the EU’s Data Protection Directive, and the country-specific laws and regulations that implement the directive, also govern the processing of personally identifiable data, and may be stricter than U.S. laws. The EU currently is anticipated to formally adopt a General Data Protection Regulation, to supersede the Data Protection Directive in 2018, which would cause EU data privacy laws to be more stringent and to provide for greater penalties for noncompliance. Additionally, with regard to transfers of personal data from Europe to the U.S., we historically relied on the U.S.‑EU and U.S.‑Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for complying with certain restrictions on the transfer of personal data by U.S. companies from the EEA and Switzerland to the U.S.  The Court of Justice of the EU recently issued a ruling invalidating the U.S.-EU Safe Harbor Framework as a method of complying with restrictions in the EU Data Protection Directive (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA.  We are in the process of implementing appropriate changes to our practices with respect to personal data as a result of this ruling, and this ruling may serve as a basis for our personal data handling practices, or those of our customers, to be challenged and may otherwise adversely impact our business. More recently, the U.S. and the EU  reached agreement upon a new data transfer framework referred to as the U.S.-EU Privacy Shield, designed to replace the invalidated U.S.-EU Safe Harbor. The U.S.-EU Privacy Shield still faces reviews and other requirements before becoming effective. It is not clear that the U.S.-EU Privacy Shield will be formally adopted or that we will find it appropriate to utilize as a mechanism to legitimize data transfers from the EEA to the U.S. We are engaging in other measures to legitimize our transfers of personal data from the EEA to the U.S. in the interim. As a result of the Court of Justice of the EU’s recent ruling, or if other restrictions are adopted by the EU or other jurisdictions upon the transfer of personal data to the U.S., we may have to create duplicative, and potentially expensive, information technology infrastructure and business operations in other jurisdictions, which may hinder our expansion plans in those jurisdictions or render such plans commercially infeasible. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us or to the businesses of our customers may be substantial and may limit the use and adoption of our solutions and reduce overall demand, may require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy, or may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws or regulations.

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

As of January 31, 2016, we had approximately $213.8 million and $69.8 million of federal and state net operating loss carryforwards, which if not utilized will begin to expire in 2019 for federal purposes and began to expire in 2015 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could require additional cash expenditures for income taxes in the future. In addition, under Section 382 of the Internal Revenue Code of 1986 (the Code), our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” Under Section 382 of the Code, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50% over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior ownership changes or any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property, and to meet other needs.

As of January 31, 2016, we had total outstanding indebtedness of approximately $15.9 million drawn under various credit facilities.

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
•

a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due at maturity, which is currently scheduled for October 2018, with respect to indebtedness under the Amended SVB Agreement (as defined below) and September 2019 with respect to the SVB Term Loan (as defined below).

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

Our existing credit facilities with certain lenders contain certain operating and financial restrictions and covenants, including a prohibition on the incurrence of certain indebtedness and liens, a prohibition on certain investments, a prohibition on paying dividends on our common stock, restrictions against certain merger and consolidation transactions, certain restrictions against the disposition of assets and the requirement to maintain a minimum level of liquidity. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our credit agreements and any future financing agreements that we may enter into. If not waived, defaults could cause our outstanding indebtedness under our credit agreement and any future financing agreements that we may enter into to become immediately due and payable.

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

We may be affected by fluctuations in currency exchange rates.

We are potentially exposed to adverse movements in currency exchange rates. Although most of our revenue and expenses occur in U.S. dollars, some occur in local currencies, such as the United Kingdom and India, and the amounts in local currency may increase as we expand our international operations. An increase in the value of the

U.S. dollar could increase the real cost to our customers of our products in those markets outside the U.S., and a weakened U.S. dollar could increase the cost of our expenses, as well as overseas capital expenditures. We have not engaged in hedging transactions to reduce exposure to foreign currency fluctuations.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2016, we have outstanding 29,542,537 shares of common stock.

Holders of a significant number of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

Our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially own approximately 55.1% of our common stock outstanding based on shares outstanding as of January 31, 2016. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act of 2002 (Sarbanes‑Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the New York Stock Exchange. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We will be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

We will be required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report covering the fiscal year ending January 31, 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Prior to our initial public offering (IPO), we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Act (JOBS Act). If we are unable to comply with the requirements of Section 404 of the Sarbanes‑Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes‑Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters and executive offices are located in San Jose, California, where we currently occupy approximately 40,000 square feet of office space under a lease that expires January 31, 2021, with an option to extend the lease until January 31, 2026. We maintain additional offices in Denver, Colorado, Washington, D.C., London, United Kingdom and Bangalore, India. We lease all our facilities, and we do not own any real property. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

Item 3.	Legal Proceedings

From time to time we are a party to various litigation matters and subject to claims that arise in the ordinary course of business including, for example, patent infringement lawsuits by non-practicing entities. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on our future financial results of operations; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “XTLY” on June 26, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low
Fiscal year ended January 31, 2016:
Second Quarter (beginning June 26, 2015)	$10.09	$6.09
Third Quarter	$10.67	$6.12
Fourth Quarter	$10.00	$6.34

Holders of Record

As of January 31, 2016, there were 285 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, unless waived, the terms of our Amended SVB Agreement prohibit us from paying cash dividends.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On July 1, 2015, we completed our IPO of 7,909,125 shares of our common stock, which included 1,055,625 shares to cover over-allotments, to the public at the price of $8.00 per share. The offer and sale of all of the shares were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204288), which was declared effective by the SEC on June 25, 2015. J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., UBS Securities LLC, Needham & Company, LLC, and Oppenheimer & Co. Inc. acted as the underwriters. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58.8 million, before offering costs of approximately $4.3 million.

On August 31, 2015, we repaid in full all amounts outstanding under the Wellington Agreement (as defined below) in accordance with its terms using a portion of the proceeds from the IPO. The principal balance outstanding under the Wellington Agreement was $15.4 million and had a fixed term interest rate of 9.5% per annum. The terms of the Wellington Agreement are described in further detail later in this report. Other than this debt repayment, there has been no material change in the planned use of proceeds from our IPO as described in our IPO Prospectus.  We invested the remaining funds received in the IPO in money market funds.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” nor to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Xactly Corporation under the Securities Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the S&P 1500 Software & Services Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on June 26, 2015, the date our common stock began trading on the New York Stock Exchange, and its relative performance is tracked through January 31, 2016. To date, no cash dividends have been declared or paid on our common stock. The returns shown are based on historical results and are not intended to suggest future performance.

	Base
	Period
	6/26/2015	6/30/2015	7/31/2015	8/31/2015	9/30/2015	10/31/2015	11/30/2015	12/31/2015	1/31/2016
Xactly Corporation	$100.00	$98.74	$83.91	$78.28	$89.66	$106.90	$112.41	$98.05	$80.00
S&P 500	$100.00	$98.17	$100.11	$93.85	$91.37	$98.95	$99.00	$97.26	$92.33
S&P 1500 Software & Services	$100.00	$97.79	$104.46	$98.74	$97.99	$109.77	$111.66	$111.06	$107.83

Equity Compensation Plan Information

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Financial Data

The following selected consolidated financial and other data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” included elsewhere in this report. The selected consolidated financial and other data in this section is not intended to replace our consolidated financial statements and the related notes. We derived the selected consolidated statements of operations data for fiscal 2016, fiscal 2015 and fiscal 2014 and the consolidated balance sheet data as of January 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this report. Our historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal year ended January 31,
	2016	2015	2014
	(in thousands)
Revenue:
Subscription services	$59,211	$47,309	$35,893
Professional services	16,763	13,802	11,327
Total revenue	75,974	61,111	47,220
Cost of revenue:
Subscription services (1)	15,722	11,717	9,561
Professional services (1)	15,680	13,325	9,990
Total cost of revenue	31,402	25,042	19,551
Gross profit	44,572	36,069	27,669
Operating expenses:
Research and development (1)	15,650	11,867	9,114
Sales and marketing (1)	34,836	28,877	20,532
General and administrative (1)	14,502	10,087	7,901
Legal settlement	—	—	2,000
Amortization of intangibles	—	707	725
Total operating expenses	64,988	51,538	40,272
Operating loss	(20,416)	(15,469)	(12,603)
Other income (expense):
Interest expense	(6,021)	(3,087)	(1,518)
Loss on extinguishment of debt	(1,524)	—	—
Decrease (increase) in fair value of preferred stock warrant liabilities	3,542	309	(415)
Other income (expense), net	(1)	(20)	17
Total other expense	(4,004)	(2,798)	(1,916)
Loss before income taxes	(24,420)	(18,267)	(14,519)
Income tax expense	299	265	24
Net loss	$(24,719)	$(18,532)	$(14,543)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.33)	$(6.69)	$(5.73)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	18,545	2,769	2,539

(1)	Stock-based compensation expense is included in our results of operations as follows (in thousands):

	Fiscal year ended January 31,
	2016	2015	2014
Cost of subscription services	$456	$237	$74
Cost of professional services	454	61	43
Research and development	898	272	134
Sales and marketing	893	312	165
General and administrative	1,156	776	280
Total	$3,857	$1,658	$696

	January 31,
	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$48,027	$19,325
Working capital (deficit)	9,772	(6,791)
Total assets	86,884	52,695
Deferred revenue	44,510	34,143
Debt and capital lease obligations, current and long-term	15,809	26,918
Convertible preferred stock warrant liabilities	—	5,885
Convertible preferred stock	—	83,018
Total Stockholders' equity (deficit)	10,436	(25,412)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” above.

Overview

We are a leading provider of enterprise-class, cloud-based incentive compensation solutions for employee and sales performance management. We address a critical business need: to incentivize employees and align their behaviors with company goals. Our solutions allow organizations to make better strategic decisions, optimize behaviors, increase sales and employee performance, improve margins, increase operational efficiencies, mitigate risk, design better incentive compensation plans and reduce error rates in incentive compensation calculations. We were the first 100% cloud-based, multi-tenant provider focusing solely on the incentive compensation and employee and sales performance management market and we achieved our leadership position through domain expertise and innovative technology. We deliver our solutions through a SaaS business model.

We were founded in March 2005 and initially we focused on providing incentive compensation solutions for sales personnel. As we have grown, we have expanded our solutions to serve all types of employees across a variety of industries and companies, ranging from FORTUNE 50 enterprises to small, emerging companies. Our initial commercially available solution was Xactly Incent Enterprise, our flagship solution, which helps large enterprise and mid-market companies manage the critical elements of incentive compensation. In calendar 2010, we introduced Xactly Incent Express, our incentive compensation solution that provides streamlined functionality targeted to companies with fewer than 350 employees. In calendar 2013, we introduced Xactly Objectives, a solution for both sales and non-sales personnel, allowing managers and employees to collaboratively track and achieve individual and shared goals. In August 2014, we introduced Xactly Insights, a solution which helps our customers make fact-based decisions to motivate employees and drive business performance using our empirical set of aggregated and anonymized data. In addition, over the years, we have also introduced modules that augment Xactly Incent Enterprise, such as analytics, modeling, automated workflows, quotas and approvals and credit assignment. In December 2015, we announced Xactly Inspire, a solution for onboarding and coaching for sales personnel and managers. We expect Xactly Inspire to be available in the first half of calendar 2016. In March 2016, we announced Xactly Connect, an API solution for customers to leverage their own internal IT resources for managing data sources for incentive compensation. We expect Xactly Connect to be available in the first half of calendar 2016.

Our customer base has been predominantly located in the U.S., and we plan to grow our customer base internationally. However, a number of our customers are U.S. companies with employees abroad. We estimate that approximately 31% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2016. For the fiscal year ended January 31, 2016, approximately 90% of our revenue was from U.S. customers. We market our solutions and services through our direct sales force and sales support staff, and we also rely on partners to refer opportunities to our sales force.

Because we offer our solutions on a subscription basis, we have visibility into a substantial portion of our near-term subscription revenue. Subscriptions are typically sold through non-cancellable contracts with one to three year terms. Subscription fees are primarily based on the number of subscribers per customer per month. We generally invoice customers annually in advance. The prices we charge a customer per subscriber are driven, in part, by subscriber attributes and the number of subscribers for which that customer has contracted, with generally lower prices per subscriber for larger contracts consistent with industry practice. Customer attributes that impact pricing include, in no particular order, frequency of payment by the customer to its employees, complexity of the compensation plans, value of the employee’s compensation, value of the product or service that the employee is selling and the number of payees. Changes in competitive or market conditions may also cause us to reduce the prices we charge for our solutions or revise the pricing model upon which they are based. The average pricing per subscriber of our subscription services for the fiscal year ended January 31, 2016 remained relatively consistent when compared to the fiscal year ended January 31, 2015.  We recognize subscription services revenue ratably over the term of the contract, and amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet. Our deferred revenue does not include the unbilled portion of subscription agreements.

We also derive revenue from professional services. Professional services include revenue from assisting customers in implementing our solutions and optimizing their uses, such as application configuration, system integration, data transformation and automation services, education and training services, and strategic services. This revenue is largely driven by the number and mix of implementations performed by us in a quarter. Professional services are billed predominantly on a time-and-materials basis, with some fixed-fee arrangements. Professional services yield lower margins than subscriptions due to the labor-intensive nature of such services. We also have partners who implement our solutions for which we do not receive professional services revenue.

As of January 31, 2016, we had approximately 266,000 subscribers, compared to approximately 194,000 subscribers at January 31, 2015, an increase of approximately 37%. No single customer accounted for more than 5% of our revenue for the fiscal year ended January 31, 2016 or 2015. Within our customer base, deployments range from implementations within a single division or geography to enterprise-wide or global deployments. Our growth to date has been a function of growth in new customers, new subscribers at current customers and sales of additional modules to current customers. While approximately 56% of our customers were enterprise and mid-market companies as of January 31, 2016, we derived approximately 91% of our revenue from enterprise and mid-market customers for the fiscal year ended January 31, 2016. We define our enterprise customers as those customers with a minimum of 4,000 employees and our mid-market customers as those customers with at least 350 and less than 4,000 employees. We have sold our solutions to customers in a number of industry verticals, including business & financial services, communications, high-tech manufacturing, life sciences, media & internet, SaaS & traditional software, and retail.

We had total revenue of $76.0 million, $61.1 million and $47.2 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively, resulting in year-over-year increases of 24% and 29%. Our subscription revenue for the fiscal years ended January 31, 2016, 2015 and 2014 was $59.2 million, $47.3 million and $35.9 million, respectively, resulting in year-over-year increases of 25% and 32%. We have made and expect to continue to make significant investments to support our growth, and accordingly have incurred net losses of $24.7 million, $18.5 million and $14.5 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

In May 2015, we established the XactlyOne Foundation as a non-profit organization, and issued 50,000 shares of our common stock to it. The proposed programs of the XactlyOne Foundation include grants, volunteerism and other projects. We believe the XactlyOne Foundation will foster employee morale, strengthen our community presence and provide increased brand visibility. We recorded a non-cash expense of $0.5 million in the fiscal year ended January 31, 2016 equal to the fair value of the shares of our common stock on the date of issuance.

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

Key business metrics

We use the following key business metrics in addition to our U.S. GAAP (as defined below) financial results to evaluate growth trends, measure our performance and make strategic decisions.

Subscribers

The number of subscribers at each of our customers ranges from tens to thousands. As of January 31, 2016, we had approximately 266,000 subscribers. This represents an increase of approximately 37% over the approximately 194,000 subscribers we had as of January 31, 2015. A subscriber is a unique user account purchased by a customer for use by an employee or other customer-authorized user.

Revenue Retention Rate

We believe that our revenue retention rate provides insight into our ability to retain and grow revenue from our customers. We calculate our revenue retention rate as of the end of a particular twelve-month period by dividing (i) the implied monthly recurring subscription revenue under customer agreements as of the end of such period from those customers that were also customers as of the last day immediately preceding the beginning of such period by (ii) the implied monthly recurring subscription revenue under customer agreements from all customers as of the last day immediately preceding the beginning of such period. We define implied monthly recurring subscription revenue as the total amount of minimum recurring subscription revenue contractually committed to under each of our customer agreements over the entire term of the agreement, divided by the number of months in the term of the agreement. This calculation includes the impact on our revenue from customer non-renewals, additions or decreases in subscribers, deployments of additional modules or discontinued use of modules by our customers, and price changes for our solutions. This ratio does not reflect implied monthly recurring subscription revenue for new customers added after the last day immediately preceding the beginning of the period.

	As of January 31,
	2016	2015	2014
Subscribers*	266,000	194,000	140,000
Revenue retention rate	105%	104%	102%

*	Rounded to the nearest thousand.

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

Research and development expenses consist primarily of personnel costs and outside services. In addition, research and development expenses include allocated depreciation, facilities, insurance and rent expenses. We believe that continued investment in our solutions is important for our growth. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future.

Sales and marketing expenses consist primarily of personnel costs, sales commissions, lead generation, promotions, customer-focused events and travel-related expenses. In addition, sales and marketing expenses include allocated depreciation, facilities, insurance and rent expenses. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future as we expand our sales and marketing efforts domestically and internationally.

General and administrative expenses consist primarily of personnel costs for finance, accounting, legal, human resources and management information systems personnel. In addition, general and administrative expenses include outside legal costs, professional fees and all other supporting corporate expenses not allocated to other departments. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future.

Amortization of intangibles includes the amortization of certain acquired customer relationships and contract rights in connection with our acquisition of Centive, Inc. (Centive) in 2009. As of January 31, 2015, all acquired intangible assets related to the Centive acquisition had been fully amortized.

Results of operations

The following tables show our results of operations in dollars and as a percentage of our total revenue. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Fiscal year ended January 31,
	2016	2015	2014
	(in thousands)
Revenue:
Subscription services	$59,211	$47,309	$35,893
Professional services	16,763	13,802	11,327
Total revenue	75,974	61,111	47,220
Cost of revenue:
Subscription services	15,722	11,717	9,561
Professional services	15,680	13,325	9,990
Total cost of revenue	31,402	25,042	19,551
Gross profit	44,572	36,069	27,669
Operating expenses:
Research and development	15,650	11,867	9,114
Sales and marketing	34,836	28,877	20,532
General and administrative	14,502	10,087	7,901
Legal settlement	—	—	2,000
Amortization of intangibles	—	707	725
Total operating expenses	64,988	51,538	40,272
Operating loss	(20,416)	(15,469)	(12,603)
Total other expense	(4,004)	(2,798)	(1,916)
Loss before income taxes	(24,420)	(18,267)	(14,519)
Income tax expense	299	265	24
Net loss	$(24,719)	$(18,532)	$(14,543)

Percentage of total revenue

	Fiscal year ended January 31,*
	2016	2015	2014
Revenue:
Subscription services	78%	77%	76%
Professional services	22	23	24
Total revenue	100	100	100
Cost of revenue:
Subscription services	21	19	20
Professional services	21	22	21
Total cost of revenue	41	41	41
Gross profit	59	59	59
Operating expenses:
Research and development	21	19	19
Sales and marketing	46	47	43
General and administrative	19	17	17
Legal settlement	—	—	4
Amortization of intangibles	—	1	2
Total operating expenses	86	84	85
Operating loss	(27)	(25)	(27)
Total other expense	(5)	(5)	(4)
Loss before income taxes	(32)	(30)	(31)
Income tax expense	—	—	—
Net loss	(33)%	(30)%	(31)%

*	Certain figures may not sum due to rounding.

Comparison of the fiscal years ended January 31, 2016, 2015 and 2014

Revenue

	Fiscal year ended January 31,			Percentage Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(dollars in thousands)
Subscription services	$59,211	$47,309	$35,893	25%	32%
Professional services	16,763	13,802	11,327	21%	22%
Total revenue	$75,974	$61,111	$47,220	24%	29%
Percentage of revenue
Subscription services	78%	77%	76%
Professional services	22%	23%	24%
Total	100%	100%	100%

Total revenue increased by $14.9 million or 24% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, and increased by $13.9 million or 29% for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014.

Subscription services revenue increased by $11.9 million or 25% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, and increased by $11.4 million or 32% for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. The increases were primarily due to the addition of new customers, and to a lesser extent, an increase in subscribers at existing customers, as well as the sale of additional modules to existing customers.

Professional services revenue increased by $3.0 million or 21% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, and increased by $2.5 million or 22% for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. The increases in professional services revenue were related to increases in implementation and integration services due to the increase in the number of new customers purchasing our subscriptions.

Cost of revenue and gross margin

	Fiscal year ended January 31,*			Percentage Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(dollars in thousands)
Cost of revenue:
Subscription services	$15,722	$11,717	$9,561	34%	23%
Professional services	15,680	13,325	9,990	18%	33%
Total cost of revenue	$31,402	$25,042	$19,551	25%	28%
Gross profit	$44,572	$36,069	$27,669	24%	30%
Gross margin	59%	59%	59%
Percentage of revenue:
Cost of subscription services	21%	19%	20%
Cost of professional services	21%	22%	21%
Total	41%	41%	41%

*	Certain figures may not sum due to rounding.

Cost of revenue increased by $6.4 million or 25% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, and increased by $5.5 million or 28% for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014.

Cost of subscription services increased by $4.0 million or 34% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, and increased by $2.2 million or 23% for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. For the fiscal year ended January 31, 2016, the increase was primarily due to an increase of $1.5 million in personnel costs for headcount necessary to support the growth in our subscriber base, a $1.4 million increase in software, equipment and depreciation costs, a $0.5 million increase in hosting and other expenses, and a $0.6 million increase in outside services and facilities expenses.  For the fiscal year ended January 31, 2015, the increase was primarily due to an increase of $1.0 million in personnel costs for headcount necessary to support the growth in our subscriber base, a $0.7 million increase in royalty costs, and a $0.4 million increase in depreciation.

Cost of professional services increased $2.4 million or 18% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, and increased $3.3 million or 33% for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. For the fiscal year ended January 31, 2016, the increase was primarily due to increases of $1.6 million in personnel costs (including salaries, bonuses and stock-based compensation), $0.3 million in outside services, and $0.3 million in travel expenses. For the fiscal year ended January 31, 2015, the increase was primarily due to an increase of $2.9 million in outside services related to increases in the use of contractors required to satisfy demand for implementations as well as a $0.4 million increase in personnel costs primarily due to increases in salaries and bonuses.

Overall gross margin remained consistent for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 and January 31, 2014.

Operating expenses

	Fiscal year ended January 31,*			Percentage Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(dollars in thousands)
Research and development	$15,650	$11,867	$9,114	32%	30%
Sales and marketing	34,836	28,877	20,532	21%	41%
General and administrative	14,502	10,087	7,901	44%	28%
Legal settlement	—	—	2,000	—%	(100)%
Amortization of intangibles	—	707	725	(100)%	(2)%
Total operating expenses	$64,988	$51,538	$40,272	26%	28%
Percentage of revenue:
Research and development	21%	19%	19%
Sales and marketing	46%	47%	43%
General and administrative	19%	17%	17%
Legal settlement	0%	0%	4%
Amortization of intangibles	—%	1%	2%
Total	86%	84%	85%

*	Certain figures may not sum due to rounding.

Research and development expenses increased by $3.8 million or 32% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, and increased by $2.8 million or 30% for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. The increase for the fiscal year ended January 31, 2016 was primarily due to increases in personnel costs of $2.8 million related to increases in headcount to support our development and product management teams, $0.5 million in software, equipment and depreciation costs, and $0.3 million in facilities. The increase for the fiscal year ended January 31, 2015 compared to January 31, 2014 was primarily due to an increase in personnel costs of $2.8 million related to increases in headcount to support our development and product management teams, and an increase of $0.6 million in facilities and other costs related to headcount growth. These increases were partially offset by a decrease of $0.7 million in outside services as we filled contractor roles with full time employees.

Sales and marketing expenses increased by $6.0 million or 21% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, and increased by $8.3 million or 41% for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. The increase for the fiscal year ended January 31, 2016 was primarily due to increases in personnel costs of $3.9 million related to an increase in headcount, a $1.0 million increase in commissions due to increased bookings, a $0.8 million increase in facilities, and a $0.5 million increase in lead generation, promotions, and other expenses.  These increases were partially offset by a decrease of $0.3 million in other employee costs. The increase for the fiscal year ended January 31, 2015 was primarily due to an increase in personnel costs of $3.9 million related to an increase in headcount, an increase in costs of $2.9 million due to increases in targeted marketing and promotions costs related to lead generation, brand awareness, and customer marketing as well as commission expenses. In addition, the growth in our sales and marketing departments led to increases in facilities, other employee related travel, software, equipment and depreciation costs of $1.5 million.

General and administrative expenses increased by $4.4 million or 44% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, and increased by $2.2 million or 28% for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. The increase for the fiscal year ended January 31, 2016 was due to a $2.0 million increase in personnel costs related to an increase in headcount and travel to support our growth, increases in facilities of $0.8 million, software expense and depreciation of $0.5 million, and legal and other outside services of $0.5 million. We also made a contribution of common stock in the second quarter of fiscal 2016 to the XactlyOne Foundation with a fair value of $0.5 million.  The increase for the fiscal year ended January 31, 2015 was due to an increase in personnel costs of $1.8 million related to an increase in headcount and travel to support our growth and an increase of $1.1 million in accounting fees and outside consulting services.

These increases were partially offset by a decrease of $0.6 million in legal fees and a decrease of $0.4 million in allocated facilities, insurance and rent due to the relative increase in headcount in other departments.

Amortization of intangibles decreased by $0.7 million or 100% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. As of January 31, 2015, the entire intangible asset balance related to the Centive acquisition had been fully amortized.

Total other income (expense)

	Fiscal year ended January 31,*			Percentage Change
	2016	2015	2014	2015 to 2016	2014 to 2015
	(dollars in thousands)
Interest expense	$(6,021)	$(3,087)	$(1,518)	95%	103%
Loss on extinguishment of debt	(1,524)	—	—	100%	—%
Decrease (increase) in fair value of preferred stock warrant liabilities	3,542	309	(415)	1046%	(174)%
Other income (expense), net	(1)	(20)	17	(95)%	(218)%
Total other expense	$(4,004)	$(2,798)	$(1,916)	43%	46%
Percentage of revenue:
Interest expense	(8)%	(5)%	(3)%
Loss on debt extinguishment	(2)%	—%	—%
Decrease (increase) in fair value of preferred stock warrant liabilities	5%	1%	(1)%
Other income (expense), net	—%	—%	—%
Total	(5)%	(5)%	(4)%

*	Certain figures may not sum due to rounding.

Interest expense increased by $2.9 million or 95% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, and increased by $1.6 million or 103% for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014.  The increase in interest expense in fiscal 2016 was primarily due to the recognition of the remaining unamortized debt discount of $2.4 million associated with the payoff of the Wellington Financial LP (Wellington) term loan in addition to the non-cash amortization of debt discount under other debt facilities.

The loss on extinguishment of debt of $1.5 million relates to the Amended SVB Agreement and the extinguishment of the Mezzanine Loan (as defined below) in October 2015. The existing unamortized debt issuance costs related to the Mezzanine Loan were included in the calculation of any gain or loss on extinguishment.

In the fiscal year ended January 31, 2016, we recorded a $3.5 million benefit for the decrease in the fair value of our preferred stock warrant liabilities primarily due to an overall decrease in the fair value of the existing warrants based on the initial public offering price of our common stock.

Quarterly results of operations

The following tables set forth our unaudited quarterly consolidated statements of operations data for the eight fiscal quarters ended January 31, 2016. We have prepared the statement of operations for each of these quarters on the same basis as the audited consolidated financial statements, and, in our opinion, it includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This information should be read in conjunction with our audited consolidated financial statements and related notes. These quarterly results of operations are not necessarily indicative of our results of operations for any future period.

	Three months ended
	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014
Revenue:
Subscription services	$16,306	$15,157	$14,271	$13,477	$12,644	$12,109	$11,467	$11,089
Professional services	4,396	3,940	4,081	4,346	3,241	2,935	3,434	4,192
Total revenue	20,702	19,097	18,352	17,823	15,885	15,044	14,901	15,281
Cost of revenue:
Subscription services	4,031	3,973	4,130	3,588	3,014	3,035	2,738	2,930
Professional services	4,379	3,877	3,743	3,681	3,171	3,071	3,428	3,655
Total cost of revenue	8,410	7,850	7,873	7,269	6,185	6,106	6,166	6,585
Gross profit	12,292	11,247	10,479	10,554	9,700	8,938	8,735	8,696
Operating expenses:
Research and development	4,159	4,130	3,852	3,509	3,161	3,241	2,695	2,770
Sales and marketing	9,750	9,319	8,623	7,144	7,085	7,733	8,064	5,995
General and administrative	4,049	3,330	3,574	3,549	2,811	2,138	2,112	3,026
Amortization of intangibles	—	—	—	—	164	181	181	181
Total operating expenses	17,958	16,779	16,049	14,202	13,221	13,293	13,052	11,972
Operating loss	(5,666)	(5,532)	(5,570)	(3,648)	(3,521)	(4,355)	(4,317)	(3,276)
Total other expense	(109)	(4,763)	2,112	(1,244)	(1,157)	(404)	(651)	(586)
Loss before income taxes	(5,775)	(10,295)	(3,458)	(4,892)	(4,678)	(4,759)	(4,968)	(3,862)
Income tax expense	118	62	17	102	158	48	36	23
Net loss	$(5,893)	$(10,357)	$(3,475)	$(4,994)	$(4,836)	$(4,807)	$(5,004)	$(3,885)

Liquidity and capital resources

Liquidity

The following table summarizes our cash flows for the periods indicated:

	Fiscal year ended January 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(6,364)	$(11,388)	$(4,641)
Net cash used in investing activities	(4,298)	(3,244)	(1,945)
Net cash provided by financing activities	39,418	21,509	13,050
Cash and cash equivalents	48,027	19,325	12,452

Prior to our IPO, we financed our operations primarily through the sales of our solutions, private placements of our convertible preferred stock and proceeds from our credit facilities in the form of term debt, capital leases and a revolving line of credit. In July 2015, we raised gross proceeds of $63.3 million in our IPO. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58.8 million, before offering costs of approximately $4.3 million. As of January 31, 2016 and 2015, we had $48.0 million and $19.3 million, respectively, of cash and cash equivalents.

In August 2012, we entered into a loan facility (SVB Agreement) with Silicon Valley Bank (SVB). In October 2014, we extended the maturity date of the SVB credit facility to August 20, 2016 and provided for increases in the revolving line of credit (LOC) under such facility from $8.0 million to up to $13.0 million upon the achievement of certain milestones. In November 2014, we achieved the first such milestone and the revolving credit line under the facility was increased to $11.0 million. In October 2014, we entered into the Mezzanine Loan, a $10.0 million term loan facility (Mezzanine Loan). The Mezzanine Loan maturity date was October 24, 2017. In October 2014, we drew $10.0 million on the Mezzanine Loan. In November 2014, Westriver Mezzanine Loans, LLC (Westriver) became a co-lender in the Mezzanine Loan. In October 2015, we repaid the Mezzanine Loan in full as described below and as of January 31, 2016, there was no amount outstanding.

In October 2015, we entered into an Amended and Restated Loan and Security Agreement with SVB (Amended SVB Agreement), which provided a $10.0 million term loan (SVB Term Loan) which was used to repay the $10.0 million outstanding under the Mezzanine Loan in full in accordance with its terms. The SVB Term Loan matures on September 30, 2019. As of January 31, 2016, we had $9.4 million outstanding under the SVB Term Loan.

In October 2015, the Amended SVB Agreement provided for an increase in the LOC to $15.0 million and extended the maturity date to October 2018.  As of January 31, 2016, we had $6.5 million outstanding under the LOC.

In May 2013, we entered into the original Loan and Security Agreement with Wellington (Wellington Agreement). In October 2014, we amended and restated the Wellington Agreement. The amended and restated Wellington Agreement consisted of a $15.4 million term loan facility, which consolidated the balance outstanding on the term loan and operating line entered into in May 2013, and the maturity date was extended to October 24, 2017.  As of January 31, 2015, we had $15.4 million outstanding under the Wellington Agreement.  On August 31, 2015, we repaid all amounts outstanding under the Wellington Agreement in full in accordance with its terms.

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2016 and 2015, we had deferred revenue of $44.5 million and $34.1 million, respectively. Of these amounts, $41.2 million and $31.8 million, respectively, were recorded as current liabilities and are expected to be recorded as revenue in the following fiscal year, provided all other revenue recognition criteria have been met.

Net cash used in operating activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel, customer acquisition and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our solutions, and the amount and timing of customer payments. We have continued to experience increases in sales and marketing expenses combined with increases in investments in personnel and infrastructure, all of which have significantly exceeded the revenue generated from the growth in our subscriber base, resulting in net losses for the periods presented. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect working capital deficits and uses of cash in operations to continue.

We used $6.4 million in cash for operating activities for the fiscal year ended January 31, 2016, which reflects our net loss of $24.7 million, adjusted by non-cash charges of $9.9 million (consisting primarily of $3.5 million for amortization of debt issuance costs, $3.9 million for stock-based compensation, $3.1 million for depreciation and amortization, $1.5 million for the loss on extinguishment of debt, $0.7 million for facility exit costs and $0.5 million related to the donation of our common stock to the XactlyOne Foundation, partially offset by a gain from the change in fair value of warrant liability of $3.5 million). Additional sources of cash inflows were from changes in our working capital, including a $10.4 million increase in deferred revenue and a $2.3 million increase in accounts payable and accrued expenses, which was partially offset by a $3.1 million increase in accounts receivable and a $1.0 million increase in prepaid expenses and other assets.

We used $11.4 million in cash for operating activities for the fiscal year ended January 31, 2015, which reflects our net loss of $18.5 million, adjusted by non-cash charges of $4.8 million (consisting primarily of $2.0 million for depreciation and amortization, $1.7 million for stock-based compensation, $0.8 million for  amortization of debt issuance costs and $0.7 million for amortization of intangible assets, partially offset by a gain from the change in fair value of warrant liability of $0.3 million). Additional sources of cash inflows were from changes in our working capital, including a $4.6 million increase in deferred revenue and $0.9 million increase in accounts payable and accrued expenses, which was partially offset by a $2.7 million increase in accounts receivable and a $0.5 million increase in prepaid expenses and other current assets.

We used $4.6 million in cash for operating activities for the fiscal year ended January 31, 2014, which reflects our net loss of $14.5 million, adjusted by non-cash charges of $3.6 million (consisting primarily of $1.4 million for depreciation and amortization, $0.7 million for amortization of intangible assets, $0.7 million for stock-based compensation, $0.3 million for amortization of debt issuance costs and a loss from the change in fair value of warrant liability of $0.4 million). Additional sources of cash inflows were from changes in our working capital, including a $8.2 million increase in deferred revenue, a $2.8 million increase in accounts payable and accrued expenses and a 1.0 million increase in other long-term liabilities, which was partially offset by a $4.4 million increase in accounts receivable, $0.9 million increase in prepaid expenses and other current assets and a $0.4 million increase in other long-term assets.

Average days sales outstanding decreased to 76 days for the fiscal year ended January 31, 2016 from 84 days for the fiscal year ended January 31, 2015. Average days sales outstanding decreased to 84 days for the fiscal year ended January 31, 2015 from 85 days for the fiscal year ended January 31, 2014.

Net cash used in investing activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities, our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

We used $4.3 million in cash for investing activities for the fiscal year ended January 31, 2016 compared to $3.2 million for the fiscal year ended January 31, 2015. The $1.1 million increase in cash used in investing activities was primarily due to an increase in purchases of property and equipment as we made significant investments in hardware and software to support growth in our customer base and moved our headquarters to a new facility. In particular, we made significant investments in enhancing our system architecture by completing an additional secure production environment during the year ended January 31, 2016.

We used $3.2 million in cash for investing activities for the fiscal year ended January 31, 2015 compared to $1.9 million used in cash for investing activities for the fiscal year ended January 31, 2014. The $1.3 million increase in cash used in investing activities was primarily due to an increase in purchases of property and equipment as we made significant investments in software and equipment to support growth in our customer base as well as sustained growth of headcount levels in all functions of the business. In particular, we made significant investments in enhancing our system architecture during the fiscal year ended January 31, 2015.

Net cash provided by financing activities

We generated $39.4 million in cash from financing activities for the fiscal year ended January 31, 2016 which was primarily due to $56.1 million net proceeds from our IPO, $9.9 million net proceeds from principal on term debt, and $0.9 million proceeds from exercise of stock options. These increases were offset by payments of principal on term debt of $26.0 million and tax payments related to the exercise of stock options of $1.6 million.

We generated $21.5 million in cash from financing activities for the fiscal year ended January 31, 2015 which was primarily due to $14.8 million from borrowings under the Mezzanine Loan and LOC, $8.4 million net proceeds from the issuance of Series F Convertible Preferred Stock, and $0.4 million proceeds from exercise of stock options and warrants. These increases were offset by payments of deferred initial public offering costs of $1.6 million and payments on capital leases of $0.5 million.

We generated $13.1 million in cash from financing activities for the fiscal year ended January 31, 2014 which was primarily due to $16.2 million from borrowings under the Wellington credit facility (including both the term loan and line of credit thereunder) and $0.2 million proceeds from exercise of stock options. These increases were offset by payments under the SVB credit facility of $3.0 million and payments on capital leases of $0.4 million.

Capital resources

As of January 31, 2016, we had cash and cash equivalents of $48.0 million, which were predominantly denominated in U.S. dollars and consisted of bank deposits and money market funds. As of January 31, 2016, $0.3 million of cash was held by our foreign subsidiaries. We incurred net losses of $24.7 million, $18.5 million, and $14.5 million during the fiscal years ended January 31, 2016, 2015, and 2014, respectively. In addition, our accumulated deficit was $140.5 million as of January 31, 2016.

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

Contractual obligations

The following summarizes our contractual obligations as of January 31, 2016:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$2,019	$4,154	$4,245	$—	$10,418
Short- and long-term debt obligations	9,000	6,875	—	—	15,875
Interest payments on long-term debt obligation(1)	450	1,200	—	—	1,650
Purchase obligations(2)	808	814	—	—	1,622
Legal settlement obligations	500	—	—	—	500
Total	$12,777	$13,043	$4,245	$—	$30,065
The table above excludes the liability for uncertain tax positions due to the uncertainty of when the related tax settlements will become due.

(1)

We have included the expected monthly interest payments on our SVB Term Loan based on the rate of interest of 4.5% per year through the maturity date of September 30, 2019. We have excluded interest on our LOC where the principal may be repaid at any time and, accordingly, interest payments cannot be estimated. As of January 31, 2016, this line of credit consisted of $6.5 million with an interest rate of 2.93% per annum.

(2)

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of January 31, 2016. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. The aggregate of these items represents our estimate of purchase obligations. In addition, we have other obligations for goods and services entered into in the normal course of business.

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

In October 2015, we entered into the Amended SVB Agreement.  The Amended SVB Agreement, among other things, provided for increases in the revolving line of credit to $15.0 million and extended the maturity date to October 30, 2018, with a variable annual rate of interest of Prime plus 1.25% or LIBOR plus 2.50%.  As of January 31, 2016 and January 31, 2015, we had $8.5 and $4.5 million available under the SVB credit facility.  Lastly, as part of the Amended SVB Agreement, we entered into a $10.0 million SVB Term Loan, with a maturity date of September 30, 2019.  The SVB Term Loan carries a variable annual rate of interest of Prime plus 1.25% and require principal payments due in 16 equal quarterly installments and interest payments on a monthly basis.  In accordance with the Amended SVB Agreement, the $10.0 million outstanding under the Mezzanine Loan was paid in full in accordance with the terms of the Mezzanine Loan.  The Amended SVB Agreement contains several standard financial covenants with which we were in compliance as of January 31, 2016.

Wellington Financial LP credit facility

In May 2013, we first entered into the original May 2013 Loan and Security Agreement with Wellington. The total credit facility consisted of a $10.0 million 36-month, interest only term loan facility and a $2.0 million line of credit. In October 2014, we entered into the Wellington Agreement, which amended and restated the original May 2013 Loan and Security Agreement. The October 2014 Wellington Agreement consolidated the outstanding borrowings under each of the term loan and line of credit into a single $15.4 million term loan facility, which would have matured on October 24, 2017. The Wellington Agreement otherwise contained generally the same terms, conditions and covenants as the original May 2013 Loan and Security Agreement with Wellington, as amended, including a fixed term loan interest rate of 9.5% per annum. As of January 31, 2015, $15.4 million had been drawn under the term loan facility. In addition, in November 2014, we issued warrants to purchase 147,936 shares of our Series D-1 convertible preferred stock to Wellington at an exercise price of $7.60 per share, or, at the option of Wellington, shares of our preferred stock issued at our next round of equity financing. For more information regarding the terms of the warrants to purchase shares of our Series D-1 convertible preferred stock, see Note 6 and Note 8 to our consolidated financial statements, included in Part IV, Item 15(a) of this Annual Report on Form 10‑K.  On August 31, 2015, the Wellington Agreement was repaid in full in accordance with its terms.

Silicon Valley Bank Mezzanine Facility

In October 2014, we entered into the Mezzanine Loan with SVB, consisting of a $10.0 million mezzanine term loan facility. The Mezzanine Loan carries a fixed interest rate of 9.5% per annum and matures on October 24, 2017. Substantially all of our assets are pledged as collateral under this agreement to SVB on a subordinated basis (as of January 31, 2016 subordinated to the security interest of SVB by up to $13.0 million in aggregate principal amount and the security interest of Wellington by up to $15.4 million in aggregate principal amount), subject to certain limited exceptions. In October 2014, we borrowed $10.0 million under the Mezzanine Loan. The Mezzanine Loan contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, make capital expenditures, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum cumulative EBITDA loss financial covenant as set forth in this agreement. We were in compliance with all covenants as of the time of repayment and January 31, 2015. In connection with the Mezzanine Loan, in November 2014, we issued warrants to purchase 312,500 shares of our Series D-1 convertible preferred stock to each of SVB and Westriver at an exercise price of $1.90 per share, or, at the option of SVB or Westriver, shares of our preferred stock issued at our next round of equity financing. For more information regarding the terms of the warrants to purchase shares of our Series D-1 convertible preferred stock, see Note 6 and Note 8 to our consolidated financial statements, included in Part IV, Item 15(a) of this Annual Report on Form 10‑K.  As part of the Amended SVB Agreement, we repaid the Mezzanine Loan in full in accordance with its terms.

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

Contingencies

Other taxes

We conduct operations in many tax jurisdictions throughout the U.S. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles in the United States (U.S. GAAP), we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We believe that, as of January 31, 2016 and January 31, 2015, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more noncompliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Off-balance sheet arrangements

During the fiscal years ended January 31, 2016, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements, included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Revenue recognition

We derive our revenue from two sources: (1) subscription services revenue, which is generated from the sale of subscriptions to our cloud-based offerings of incentive compensation solutions and (2) professional services revenue, which is generated from assisting customers in implementing our solutions and optimizing use.

Subscriptions are typically sold through contracts with one to three year terms. Subscription services fees are based primarily on the number of subscribers per customer per month. Customers are not permitted to take possession of our software.

Professional services include application configuration, system integration, data transformation and automation services, education and training services and strategic services. Professional services are billed predominantly on a time-and-materials basis, with some fixed-fee arrangements. Professional services are performed by us directly or by third-party professional service providers engaged by us. Customers may also choose to perform these services themselves or engage their own third-party service providers.

We recognize revenue when the following criteria are met:

•	there is persuasive evidence of an arrangement;
•	the service is being provided to the customer or the solution has been delivered;

•	the amount of fees to be paid by the customer is fixed or determinable; and
•	the collection of the fees is reasonably assured.

Subscription services are recognized ratably over the term of the arrangement as delivered. Professional services are recognized as the services are performed using the proportional-performance method. Performance is based on hours of work performed, or upon project completion for certain fixed-fee contracts.

We enter into arrangements with multiple deliverables that include subscription and professional services. When subscription services arrangements involve multiple elements that qualify as separate units of accounting, we allocate revenue to each deliverable in a multiple-deliverable arrangement based upon its relative selling price. We determine the selling price for each deliverable using vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimated selling price (BESP) for that deliverable. Revenue allocated to each deliverable, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective deliverable.

We determine VSOE of fair value based on historical standalone sales to customers. In determining VSOE, we require that a substantial majority of the selling prices for our subscription or professional services fall within a reasonably narrow pricing range of the applicable median selling price. We have not yet been able to establish VSOE for our subscription and professional services because we have not historically priced our service offerings within a sufficiently narrow range. When VSOE cannot be established, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on third-party prices for similar deliverables when sold separately. Generally, our pricing strategy differs from that of our peers and our services and solutions contain a significant level of differentiation such that the comparable pricing of other offerings with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, we use BESP as the selling price for our services. We estimate BESP for our solutions and services by considering multiple factors, including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape, and pricing practices.

Stock-based compensation

We measure and recognize compensation expense for all stock options granted to our employees and directors, based on the estimated fair value of the award on the grant date. We use the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award on a straight-line basis. We believe that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value, as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, the expected term of the awards, our expected stock price volatility, risk-free interest rates, and expected dividends, which are estimated as follows:

•

Fair Value of Our Common Stock. Prior to our IPO, the fair value of the common stock underlying the stock-based awards was determined by our board of directors. Given the absence of a public trading market prior to our IPO, the board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the prices, rights, privileges, and preferences of convertible preferred stock relative to common stock; (iii) current business conditions and projections; and (iv) the likelihood of achieving a liquidity event, such as an IPO or sale of the company, given prevailing market conditions. Since our IPO, we have used the market closing price of our common stock as reported on the New York Stock Exchange.

•

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the awards granted, we have based our expected term on the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the awards.

•

Expected Volatility. As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the awards. We intend to continue to consistently apply this process using the same or similar public companies until we have a sufficient amount of historical information regarding the volatility of our own common stock share price.

•	Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the stock-based awards.
•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

If any of the assumptions used in the Black-Scholes model changes materially, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Recent Accounting Pronouncements

Leases: In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. This guidance should be applied on a modified retrospective basis for the Company beginning in the first quarter of fiscal 2020. We have not yet begun to evaluate the impact this standard will have on our consolidated financial statements and related disclosures.

Simplifying the Accounting for Measurement-Period Adjustments: In September 2015, the FASB issued ASU No. 2015-16 Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination during the measurement period. Adjustments to provisional amounts are to be recorded in the same period in which the adjustments are determined, and are to be calculated as if the accounting had been completed at the acquisition date. This update requires that all such adjustments be presented separately on the face of the income statement or disclosed in the notes to the financial statements and identify, by financial statement line item, the portion of the adjustment that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for us in the first fiscal quarter of 2017 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. We are evaluating the impact this standard will have on our consolidated financial statements and related disclosures and do not expect it to have a material impact on our consolidated financial statements

ASU 2015-16 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The effect of ASU 2015-16 on the Company’s financial statements and related disclosures is subject to its future business combination activity.

Fees paid in a cloud computing arrangement: In April 2015, the FASB issued ASU 2015-05 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 relates to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. We are still evaluating the impact this standard will have on our consolidated financial statements.

Going Concern: In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (ASU 2014-15), which requires an entity to evaluate whether there is substantial doubt about its ability to continue as a going concern, and to provide related footnote disclosures. The new standard is effective for us in our fiscal year ending January 31, 2017. We are evaluating the effect of our pending adoption of ASU 2014-15 on our consolidated financial statements and related disclosures and do not expect it to have a material impact on our consolidated financial statements.

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the standard by one year. The new standard is effective for us in our first quarter of fiscal 2019. Early application in the first quarter of our fiscal 2018 is permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

See also “Recently Adopted Accounting Standards” in Note 1 to our consolidated financial statements, included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the fiscal years ended January 31, 2016, 2015 and 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest rate sensitivity

We had cash and cash equivalents of $48.0 million and $19.3 million as of January 31, 2016 and 2015, respectively. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the fiscal year ended January 31, 2016, 2015 and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of January 31, 2016 and 2015, we had approximately $15.9 million and $6.5 million, respectively, in short- and long-term debt with variable interest rate components. A hypothetical increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are included in our consolidated financial statements and set forth in the pages indicated in Part IV, Item 15(a) of this Annual Report on Form 10‑K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (our Proxy Statement).

Item 11.	Executive Compensation

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

(a)	Financial Statements

(b)	Financial Statement Schedules

All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits

The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: April 20, 2016

Xactly Corporation

/s/ Christopher W. Cabrera
Christopher W. Cabrera
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Joseph C. Consul
Joseph C. Consul
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Christopher W. Cabrera, Joseph C. Consul and Colleen M. Pouliot, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher W. Cabrera	Chief Executive Officer and Director (Principal Executive Officer)	April 20, 2016
Christopher W. Cabrera

/s/ Joseph C. Consul	Chief Financial Officer (Principal Financial and Accounting Officer)	April 20, 2016
Joseph C. Consul

/s/ Carol G. Mills	Chair of the Board of Directors	April 20, 2016
Carol G. Mills

/s/ Gerald S. Casilli	Director	April 20, 2016
Gerald S. Casilli

/s/ Neal Dempsey	Director	April 20, 2016
Neal Dempsey

/s/ Lauren Flaherty	Director	April 20, 2016
Lauren Flaherty

/s/ Earl E. Fry	Director	April 20, 2016
Earl E. Fry

/s/ Scott A. McGregor	Director	April 20, 2016
Scott A. McGregor

/s/ Cynthia B. Padnos	Director	April 20, 2016
Cynthia B. Padnos

/s/ David W. Pidwell	Director	April 20, 2016
David W. Pidwell

/s/ John P. Ward, Jr.	Director	April 20, 2016
John P. Ward, Jr.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-204288	2015-06-08	3.3

3.2	Amended and Restated Bylaws.	S-1/A	333-204288	2015-06-08	3.4

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-204288	2015-06-08	4.1

4.2	Amended and Restated Investor Rights Agreement, dated November 17, 2014, by and among the Registrant and certain of its stockholders.	S-1/A	333-204288	2015-06-08	4.2

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-204288	2015-06-08	10.1

10.2	Amended and Restated 2005 Stock Plan, dated as of March 10, 2015, and related form agreements.	S-1/A	333-204288	2015-06-08	10.2

10.3	2015 Equity Incentive Plan, and related form agreements	S-1/A	333-204288	2015-06-15	10.3

10.4	2015 Employee Stock Purchase Plan, and related form agreements	S-1/A	333-204288	2015-06-15	10.4

10.5	Offer Letter, dated June 5, 2012, by and between the Registrant and Joseph C. Consul.	S-1/A	333-204288	2015-06-08	10.5

10.6	Offer Letter, dated November 19, 2007, by and between the Registrant and L. Evan Ellis, Jr.	S-1/A	333-204288	2015-06-08	10.6

10.7	Change of Control Severance Agreement, effective April 17, 2015, by and between the Registrant and Christopher W. Cabrera.	S-1	333-204288	2015-05-19	10.7.1

10.8	Change of Control Severance Agreement, effective April 17, 2015, by and between the Registrant and Joseph C. Consul.	S-1	333-204288	2015-05-19	10.7.2

10.9	Change of Control Severance Agreement, effective April 17, 2015, by and between the Registrant and L. Evan Ellis, Jr.	S-1	333-204288	2015-05-19	10.7.3

10.10	Office Lease, dated August 6, 2014, by and between the Registrant and Riverpark Tower II, LLC, as amended.	S-1/A	333-204288	2015-06-08	10.8

10.11	Amended and Restated Loan and Security Agreement, dated as of October 24, 2014, by and between the Registrant and WF Fund IV Limited Partnership (c/o/b as Wellington Financial LP and Wellington Financial Fund IV).	S-1/A	333-204288	2015-06-08	10.9

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.12

Amended and Restated Loan and Security Agreement, dated as of August 10, 2012, by and among the Registrant, the Registrant’s wholly-owned subsidiary, Centive, Inc., and Silicon Valley Bank, as amended by that certain First Amendment to Amended and Restated Loan and Security Agreement, dated as of February 15, 2013, that certain Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 31, 2013, that certain Third Amendment to Amended and Restated Loan Agreement, dated as of August 7, 2013, and that certain Fourth Amendment to Amended and Restated Loan Agreement, dated as of January 29, 2014.

		S-1/A	333-204288	2015-06-08	10.10

10.13	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of March 24, 2014, by and among the Registrant, the Registrant’s wholly-owned subsidiary, Centive, Inc., and Silicon Valley Bank.	S-1/A	333-204288	2015-06-08	10.11

10.14	Consent and Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of October 24, 2014, by and among the Registrant, the Registrant’s wholly-owned subsidiary, Centive, Inc., and Silicon Valley Bank.	S-1/A	333-204288	2015-06-08	10.12

10.15	Mezzanine and Loan Security Agreement, dated as of October 24, 2014, by and among the Registrant, the Registrant’s wholly-owned subsidiary, Centive, Inc., and Silicon Valley Bank.	S-1/A	333-204288	2015-06-08	10.13

10.16	Second Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, by and among Xactly Corporation, Centive, Inc. and Silicon Valley Bank.	8-K	001-37451	2015-11-04	10.1

21.1	List of subsidiaries of the Registrant.					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Xactly Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Xactly Corporation:

We have audited the accompanying consolidated balance sheets of Xactly Corporation and subsidiaries (the Company) as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended January 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xactly Corporation and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

April 20, 2016

Xactly Corporation

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	January 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$48,027	$19,325
Restricted cash, short term	286	102
Accounts receivable, net	20,278	17,172
Prepaid expenses and other current assets	3,219	3,875
Total current assets	71,810	40,474
Property and equipment, net	8,410	5,070
Goodwill	6,384	6,384
Other long-term assets	280	767
Total assets	$86,884	$52,695
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,362	$1,891
Accrued expenses	9,512	7,166
Debt, current portion	8,981	6,369
Deferred revenue, current portion	41,183	31,839
Total current liabilities	62,038	47,265
Debt, less current portion	6,826	20,544
Other long-term liabilities	4,257	2,109
Preferred stock warrant liabilities	—	5,885
Deferred revenue, less current portion	3,327	2,304
Total liabilities	76,448	78,107
Commitments and contingencies (note 5)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; no shares and 79,000,000 shares authorized as of January 31, 2016 and 2015, respectively; no shares and 17,871,971 shares issued and outstanding as of January 31, 2016 and 2015, respectively; aggregate liquidation preference of $0 and $102,463 as of January 31, 2016 and 2015, respectively	—	83,018
Preferred stock, $0.001 par value; 20,000,000 shares and no shares authorized as of January 31, 2016 and 2015, respectively; no shares issued or outstanding as of January 31, 2016 and 2015, respectively	—	—
Common stock $0.001 par value; 1,000,000,000 and 120,000,000 shares authorized as of January 31, 2016 and 2015, respectively; 29,542,537 and 2,881,951 shares issued and outstanding as of January 31, 2016 and 2015, respectively	30	3
Additional paid-in capital	151,064	7,422
Accumulated other comprehensive loss	(180)	(96)
Accumulated deficit	(140,478)	(115,759)
Total stockholders’ equity (deficit)	10,436	(25,412)
Total liabilities and stockholders’ equity (deficit)	$86,884	$52,695

See accompanying notes to consolidated financial statements

Xactly Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal year ended January 31,
	2016	2015	2014
Revenue:
Subscription services	$59,211	$47,309	$35,893
Professional services	16,763	13,802	11,327
Total revenue	75,974	61,111	47,220
Cost of revenue:
Subscription services	15,722	11,717	9,561
Professional services	15,680	13,325	9,990
Total cost of revenue	31,402	25,042	19,551
Gross profit	44,572	36,069	27,669
Operating expenses:
Research and development	15,650	11,867	9,114
Sales and marketing	34,836	28,877	20,532
General and administrative	14,502	10,087	7,901
Legal settlement	—	—	2,000
Amortization of intangibles	—	707	725
Total operating expenses	64,988	51,538	40,272
Operating loss	(20,416)	(15,469)	(12,603)
Other income (expense):
Interest expense	(6,021)	(3,087)	(1,518)
Loss on extinguishment of debt	(1,524)	—	—
Decrease (increase) in fair value of preferred stock warrant liabilities	3,542	309	(415)
Other income (expense), net	(1)	(20)	17
Total other expense	(4,004)	(2,798)	(1,916)
Loss before income taxes	(24,420)	(18,267)	(14,519)
Income tax expense	299	265	24
Net loss	$(24,719)	$(18,532)	$(14,543)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.33)	$(6.69)	$(5.73)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	18,545	2,769	2,539

See accompanying notes to consolidated financial statements

Xactly Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal year ended January 31,
	2016	2015	2014
Net loss	$(24,719)	$(18,532)	$(14,543)
Other comprehensive income (loss)—foreign currency translation adjustments	(84)	(10)	(45)
Comprehensive loss	$(24,803)	$(18,542)	$(14,588)

See accompanying notes to consolidated financial statements

Xactly Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	capital	loss	deficit	(deficit)
Balances at January 31, 2013	16,999,844	$75,454	2,396,297	$2	$3,633	$(41)	$(82,684)	(3,636)
Exercise of stock options	—	—	249,173	1	209	—	—	210
Stock-based compensation	—	—	—	—	696	—	—	696
Other comprehensive loss	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(14,543)	(14,543)
Balances at January 31, 2014	16,999,844	75,454	2,645,470	3	4,538	(86)	(97,227)	(17,318)
Issuance of Series F convertible preferred stock, net of issuance costs of $138	864,728	8,362	—	—	—	—	—	8,362
Issuance of warrants for Series F convertible preferred stock (Note 8)	—	(878)	—	—	878	—	—	—
Exercise of stock options	—	—	230,231	—	348	—	—	348
Issuance of common stock upon release of restricted stock units (RSUs)	—	—	6,250	—	—	—	—	—
Exercise of warrant for Series B convertible preferred stock and reclassification from liability to equity	7,399	80	—	—	—	—	—	80
Stock-based compensation	—	—	—	—	1,658	—	—	1,658
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(18,532)	(18,532)
Balances at January 31, 2015	17,871,971	83,018	2,881,951	3	7,422	(96)	(115,759)	(25,412)
Conversion of convertible preferred stock to common stock upon initial public offering	(17,871,971)	(83,018)	17,871,971	18	83,000	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $4,298	—	—	7,909,125	8	54,538	—	—	54,546
Reclassification of convertible preferred stock warrants upon initial public offering	—	—	—	—	2,343	—	—	2,343
Tax payments related to the exercise of stock options	—	—	—	—	(1,570)	—	—	(1,570)
Donation of common stock	—	—	50,000	—	498	—	—	498
Exercise of warrants	—	—	25,853	—	39	—	—	39
Exercise of stock options	—	—	803,637	1	937	—	—	938
Stock-based compensation	—	—	—	—	3,857	—	—	3,857
Other comprehensive loss	—	—	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	—	—	(24,719)	(24,719)
Balances at January 31, 2016	—	$—	29,542,537	$30	$151,064	$(180)	$(140,478)	$10,436

See accompanying notes to consolidated financial statements

Xactly Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended January 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(24,719)	$(18,532)	$(14,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,133	1,972	1,427
Amortization of intangible assets	—	707	725
Loss on extinguishment of debt	1,524	—	—
Amortization of debt issuance costs	3,512	771	309
Stock-based compensation	3,857	1,658	696
Donation of common stock to XactlyOne Foundation	498	—	—
(Income) expense from change in fair value of warrant liabilities	(3,542)	(309)	415
Loss from disposal on fixed assets	245	21	—
Facility exit costs	693	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,106)	(2,657)	(4,410)
Prepaid expenses and other current assets	(926)	(536)	(915)
Other long-term assets	—	107	(426)
Accounts payable	310	78	652
Accrued expenses	1,964	845	2,186
Deferred revenue	10,367	4,612	8,245
Other long-term liabilities	(174)	(125)	998
Net cash used in operating activities	(6,364)	(11,388)	(4,641)
Cash flows from investing activities:
Purchases of property and equipment	(4,298)	(3,115)	(2,080)
Restricted cash	—	(129)	135
Net cash used in investing activities	(4,298)	(3,244)	(1,945)
Cash flows from financing activities:
Proceeds from line of credit	—	5,010	2,000
Proceeds from principal on term debt, net of issuance costs	9,937	9,795	14,215
Payments of principal on term debt	(26,033)	—	(3,000)
Proceeds from exercise of warrants to acquire convertible preferred stock, net of issuance costs	37	25	—
Proceeds from the issuance of Series F convertible preferred stock, net of issuance costs	—	8,362	—
Proceeds from exercise of stock options	938	348	210
Principal payments under capital lease obligations	(3)	(465)	(375)
Tax payments related to the exercise of stock options	(1,570)	—	—
Payment of deferred initial public offering costs	(2,732)	(1,566)	—
Proceeds from initial public offering	58,844	—	—
Net cash provided by financing activities	39,418	21,509	13,050
Effect of exchange rate changes on cash and cash equivalents	(54)	(4)	(45)
Net increase in cash and cash equivalents	28,702	6,873	6,419
Cash and cash equivalents at beginning of period	19,325	12,452	6,033
Cash and cash equivalents at end of period	$48,027	$19,325	$12,452
Cash paid during the period for:
Interest, net	$2,393	$1,802	$1,054
Income taxes	164	126	120
Noncash financing and investing activities:
Accrued equipment purchases	$268	$106	$400
Leasehold improvements for deferred rent	2,275	1,100	—
Issuance of warrants for debt issuance costs	—	3,633	1,849
Issuance of warrants for Series F convertible stock	—	878	—
Reclassification upon exercise of warrant for Series B convertible preferred stock	—	55	—

See accompanying notes to consolidated financial statements

Xactly Corporation

Notes to consolidated financial statements

Note 1. Description of the business and summary of significant accounting policies

Description of business

Xactly Corporation (the Company) was incorporated in Delaware in calendar 2005. The Company is a provider of enterprise-class, cloud-based incentive compensation solutions for employee and sales performance management. The Company’s customers leverage these solutions to optimize incentive compensation and drive behavior by automating manual processes, streamlining workflows, providing visibility to users and delivering actionable analyses and insights. The Company’s solutions are delivered through a scalable, secure cloud-based platform that allows for fast innovation benefiting all customers while keeping their information secure. The Company is headquartered in San Jose, California. The Company’s fiscal year end is January 31 and its fiscal quarters end on April 30, July 31, October 31 and January 31.

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

On June 11, 2015, a four-to-one reverse stock split of the Company's then-outstanding common stock and convertible preferred stock was effected in connection with the IPO. All information throughout these consolidated financial statements and notes to the consolidated financial statements relating to common stock, warrants to purchase common stock, stock awards, preferred stock, warrants to purchase convertible preferred stock and earnings per share has been retroactively adjusted to give effect to the four-to-one reverse stock split, without any change in the par value per share. Fractional shares resulting from the reverse stock split have been rounded down to the closest whole share.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC). The accompanying consolidated financial statements include the accounts of Xactly Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in a dynamic high-technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows; trends in new technologies and industry standards; market acceptance of the Company’s services; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, services, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, revenue and sales allowances, allowance for doubtful accounts, determination of the fair value of common and preferred stock (prior to IPO), preferred stock warrant liabilities (prior to IPO), stock-based compensation, contingent liabilities and accounting for income taxes. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Revenue recognition

The Company’s revenue is derived from subscription services and professional services arrangements.

Subscription services include revenue from the Company’s incentive compensation solutions. Subscriptions are typically sold through non-cancellable contracts with one to three year terms. Subscription fees are primarily based on the number of subscribers per customer per month. Customers are not permitted to take possession of the Company’s software.

Professional services include revenue from assisting customers in implementing the Company’s solution and optimizing its use. These services include application configuration, system integration, data transformation and automation services, education and training services and strategic services. Professional services are billed predominantly on a time-and-materials basis with some fixed-fee arrangements. Professional services are performed by the Company directly or by third-party professional service providers engaged by the Company. Customers may also choose to perform these services themselves or engage their own third-party service providers.

The Company recognizes revenue when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;
•	the service is being provided to the customer or delivery has occurred;
•	the fee is fixed or determinable; and
•	collection of the fees are reasonably assured

The Company’s subscription services are recognized ratably over the term of the arrangement as delivered. Professional services are recognized as the services are performed using the proportional-performance method. Performance is based on hours of work performed, or upon project completion for certain fixed-fee contracts.

The Company also enters into multiple-element arrangements that include both subscription and professional services.

When subscription services arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration to all deliverables based on the relative stand-alone selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence (VSOE) if available; (ii) third-party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price (BESP) if neither VSOE nor TPE is available. Revenue allocated to each deliverable, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective deliverable.

The Company determines whether VSOE can be established based on its historical pricing and discounting practices for the specific service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately. The Company has not yet been able to establish VSOE for its subscription or professional services because it has not historically priced its offerings within a sufficiently narrow range.

When VSOE cannot be established, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on third-party prices for similar deliverables when sold separately. Generally, the Company’s pricing strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling prices based on TPE.

When the Company is unable to establish a selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company estimates BESP for services by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape, and pricing practices. The Company currently uses BESP in order to allocate the selling price to its deliverables.

Deferred revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers annually in advance. Accordingly, the deferred revenue balance does not include the unbilled portion of subscription agreements. Deferred revenue also includes certain deferred professional service fees, which are recognized as revenue over the period services are provided. Also included in deferred revenue is a sales allowance for estimated future customer sales credits of $110,000 as of January 31, 2016 and 2015 that was recorded as a reduction in revenue. This amount is estimated based on historical sales credit activity.

Cash and cash equivalents and short-term investments

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents as of January 31, 2016 and 2015 consisted of money market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Restricted cash

The Company had restricted cash amounts with restrictions of less than one year.  As of January 31, 2016, the Company had money market accounts with a balance of $184,000 in lieu of a deposit for a facility lease. As of January 31, 2016 and 2015, the Company had a principal balance under certificates of deposit of $102,000 in lieu of a deposit for its corporate credit cards and merchant services.

Cash amounts with restrictions of longer than one year are classified as long-term and included in other long-term assets. As of January 31, 2016 and 2015, this consisted of money market accounts with a balance of $129,000 and $313,000, respectively, held in lieu of deposits for facilities leases.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents consist of money market funds, which are invested through financial institutions in the United States. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Most of the Company’s customers are located in the United States. No single customer accounted for more than 10% of accounts receivable as of January 31, 2016 or 2015. No single customer accounted for more than 10% of revenue for the fiscal year ended January 31, 2016, 2015 or 2014.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Below is a summary of the changes in allowance for doubtful accounts for the fiscal years ended January 31, 2016, 2015 and 2014:

	Balance at Beginning of period	Provision, net of recoveries	Write-offs	Balance at end of period
	(in thousands)
Fiscal year ended January 31, 2014	$40	$169	$(169)	$40
Fiscal year ended January 31, 2015	40	88	(88)	40
Fiscal year ended January 31, 2016	40	10	(10)	40

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximate fair value.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Equipment and software under capital leases are stated at the present value of minimum lease payments.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, generally two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the leased assets or the lease term.

The following table summarizes the useful lives of the Company’s major assets:

Asset category	Useful life
Computer software and equipment	3 years
Furniture and fixtures	2 to 5 years
Leasehold improvements	2 to 6 years

Intangible assets

Intangible assets consist of acquired customer relationships, intellectual property and contract rights acquired in business combinations and are recorded at fair value, less accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from two to six years. Amortization of intellectual property and contract rights are included in cost of revenue. Amortization of acquired customer relationships is included in operating expenses.

Impairment of long-lived assets, including goodwill

Long-lived assets such as property and equipment and intangible assets subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future net undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered impaired, an impairment loss would be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group.

Costs in excess of fair value of tangible and other identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill, which is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis in the fourth quarter, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to its fair value. For purposes of this analysis, the Company considers itself a single reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. To the extent the carrying value of the reporting unit is zero or negative, the Company would perform the second step of the impairment test to measure the amount of any impairment loss if it is more likely than not that a goodwill impairment exists. As of January 31, 2016, the carrying value of the Company’s single reporting unit was positive. As of January 31, 2015, the carrying value of the Company’s single reporting unit was negative. However, the Company did not believe it was more likely than not that a goodwill impairment existed because historically, the reporting unit’s fair value has been significantly in excess of the reporting unit’s carrying value and the fair value of the reporting unit has increased in each of the fiscal years ended January 31, 2016, 2015 and 2014.

There were no impairment losses on long-lived assets, including goodwill, for the fiscal years ended January 31, 2016, 2015 or 2014.

Stock-based compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments, based on the estimated fair values of the Company’s equity instruments on the date of grant. For stock options, the Company uses the Black-Scholes option pricing model to estimate the fair value of the awards. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. See Note 9 for further information on stock-based compensation.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is not more likely than not to be realized. As of January 31, 2016 and 2015, the Company has a full valuation allowance against its net deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits as part of income tax expense. See Note 10 for further information on income taxes.

Taxes collected from customers

We net taxes collected from customers against those remitted to government authorities in our consolidated financial statements.  Accordingly, taxes collected from customers are not reported as revenue.

Foreign currency

The functional currency of each foreign subsidiary is its respective local currency. Accordingly, all assets and liabilities related to these operations are translated into U.S. dollars at the current exchange rates at the end of each period and recorded as part of a separate component of stockholders’ equity and reported in the statement of comprehensive loss. Revenue and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in the results of operations and have not been material to date. As of January 31, 2016 and 2015, no foreign currency transactions were hedged.

Comprehensive loss

The Company reports by major components, and as a single total, the change in its net assets during the period from nonowner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. The only difference between the Company’s net loss and items of comprehensive loss are effects of foreign exchange rate translation adjustments.

Advertising expenses

Advertising is expensed as incurred as a component of sales and marketing expenses in the consolidated statements of operations. Advertising expense was approximately $1,362,000, $1,131,000, and $501,000 for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Software development costs

The Company’s software and website development costs are accounted for under the guidance for internal use software and website development costs. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, if: (1) the costs are direct and incremental and (2) management has determined that it is probable that the project will be completed and the software will be used to perform the function intended, internal and external costs are capitalized until the application is substantially complete and ready for its intended use. Because the majority of the Company’s development efforts are categorized in the operation stage (post-implementation) or do not result in additional functionality, no costs have been capitalized to date. These costs are included in the accompanying consolidated statements of operations as research and development expenses.

Deferred offering costs

Deferred offering costs consisted primarily of accounting, legal and other fees related to the Company’s proposed initial public offering. There were $1.7 million of deferred offering costs included in prepaid expenses and other current assets on the Company’s consolidated balance sheet as of January 31, 2015. Upon completion of the Company’s initial public offering in June 2015, these amounts were recorded as a reduction of stockholders’ equity as an offset against the proceeds of the offering.

Net loss per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.

The Company applies the two-class method to calculate basic and diluted net loss per share of common stock as shares of convertible preferred stock are participating securities due to their dividend rights. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period.

The Company’s participating securities are not included in the computation of net loss per share in periods of net loss because the preferred stockholders have no contractual obligation to participate in losses.

Segment information

The Company has determined that the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reporting segment.

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) on the presentation of debt issuance costs. This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company early adopted the guidance from this ASU in the third quarter of fiscal year 2016 and it did not have a material impact on its consolidated financial position or results of operations.

In November 2015, the FASB issued an ASU on the classification of deferred tax assets and liabilities. This ASU, as part of the FASB’s simplification initiative, requires all companies that present a classified balance sheet to present all deferred tax assets and liabilities as noncurrent regardless of the timing of the expected reversal of the related deferred tax asset or liability. This ASU is effective for annual reporting periods beginning after December 16, 2016, but early adoption is permitted. The Company early adopted the guidance from this ASU in the fourth quarter of fiscal year 2016 and it did not have a material impact on its consolidated financial position or results of operations.

Note 2. Balance sheet components

Accounts receivable, net consisted of the following:

	January 31,
	2016	2015
	(in thousands)
Accounts receivable	$19,378	$16,498
Unbilled accounts receivable	940	714
Allowance for doubtful accounts	(40)	(40)
Accounts receivable, net	$20,278	$17,172

Accrued expenses consisted of:

	January 31,
	2016	2015
	(in thousands)
Accrued compensation and benefits	$5,148	$3,483
Accrued expenses	1,909	1,628
Deferred rent	948	563
Accrued legal settlement	500	500
Sales tax payable	460	360
Other	547	632
Total accrued expenses	$9,512	$7,166

Other long-term liabilities consisted of:

	January 31,
	2016	2015
	(in thousands)
Deferred rent	$4,088	$1,320
Deferred tax liabilities	169	115
Legal liability	—	672
Other	—	2
Total other long-term liabilities	$4,257	$2,109

Note 3. Intangible assets, net

The following tables provide a summary of the carrying amounts of purchased intangible assets:

	January 31, 2016 and 2015
	Weighted average amortization period	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Customer relationships	6 yrs	$4,350	$(4,350)	$—
Intellectual property	3 yrs	310	(310)	—
Contract rights	2 yrs	1,380	(1,380)	—
Total		$6,040	$(6,040)	$—

There was no amortization expense for the fiscal year ended January 31, 2016. Amortization expense was $707,000 and $725,000 for the fiscal years ended January 31, 2015 and 2014, respectively.

Note 4. Fair value measurements of assets and liabilities

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

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Observable inputs are based on market data obtained from independent sources.

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	January 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents—money market funds	$46,387	$—	$—	$46,387
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$46,618	$—	$—	$46,618

	January 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents—money market funds	$17,938	$—	$—	$17,938
Restricted cash—money market funds	313	—	—	313
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$18,353	$—	$—	$18,353
Liabilities:
Series C preferred stock warrants	$—	$—	$343	$343
Series D preferred stock warrants	—	—	145	145
Series D-1 preferred stock warrants	—	—	5,397	5,397
Total	$—	$—	$5,885	$5,885

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

The change in the fair value of the preferred stock warrants was as follows:

Balance at January 31, 2015	$5,885
Decrease in fair value of warrants	(3,542)
Reclassified to additional paid-in capital	(2,343)
Balance at January 31, 2016	$—

Note 5. Property and equipment, net

Property and equipment, net consisted of the following:

	January 31,
	2016	2015
	(in thousands)
Computer software and equipment	$12,830	$9,283
Furniture and fixtures	752	582
Leasehold improvements	4,366	978
Construction in progress	348	1,927
Gross property and equipment	18,296	12,770
Less accumulated depreciation and amortization	(9,886)	(7,700)
Property and equipment, net	$8,410	$5,070

Depreciation and amortization expense for the fiscal years ended January 31, 2016, 2015 and 2014 was $3,133,000, $1,972,000 and $1,427,000, respectively.

Property and equipment as of January 31, 2016 and 2015 included a total of $2,691,000  in assets acquired under capital leases. Accumulated depreciation and amortization relating to the equipment and software under capital lease totaled $2,691,000 and $2,690,000 as of January 31, 2016 and 2015, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Note 6. Debt

The Company has an Amended and Restated Loan and Security Agreement (Amended SVB Agreement) with Silicon Valley Bank (SVB). The Company also had an Amended and Restated Loan and Security Agreement (Wellington Agreement) with Wellington Financial LP (Wellington).

The SVB Agreement

In 2012, the Company amended and replaced its existing SVB credit facility with an Amended and Restated Loan and Security Agreement (SVB Agreement) consisting of a $7,000,000 revolving line of credit with a maturity date of August 2014 and a $3,000,000 term loan facility. The line of credit carried a variable annual interest rate equal to the greater of prime plus 2.25% or 5.5%. The term loan consisted of an advance of $1,500,000 at the effective date and an additional $1,500,000 advance in March 2013. The term loan carried a variable annual interest rate of prime plus 1.75% and required the Company to make monthly interest only payments for six months. Thereafter, the Company was required to make 30 equal monthly installments of principal and accrued interest, payable at the beginning of each month through the maturity date of August 2015 and March 2016, respectively. All of the Company’s assets have been pledged as collateral to SVB on a first priority, senior basis.

In May 2013, in connection with the Wellington Agreement, the Company further amended the SVB Agreement to cancel the $3,000,000 term loan facility and reduce the revolving line of credit from $7,000,000 to $5,000,000. Therefore, the amount then outstanding under the term loan facility of $2,850,000 became due and was repaid. In connection with this SVB amendment, the Company paid SVB fees of $25,000 .

In January 2014, the SVB agreement was amended to increase the amount available under the revolving line of credit to $8,000,000 and extend the maturity date to August 2015.

In October 2014, the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement as well as a new Mezzanine Loan and Security Agreement (Mezzanine Loan) with SVB. The amendment extended the due date of the $8,000,000 revolving line of credit from August 2015 to August 2016 and allowed for an increase up to $13,000,000 if the Company met certain equity milestones as defined in the amendment. In November 2014, the first equity milestone had been met and therefore the revolving line of credit was increased to $11,000,000. The terms of the amended agreement were not substantially different and therefore the amendment was accounted for as a debt modification. As such, the existing unamortized debt issuance costs were added to the new issuance costs to be amortized over the new remaining term of the debt. The Mezzanine Loan provided for a new $10,000,000 term loan with a fixed interest rate of 9.5%. The payment terms of the term loan require the Company to make monthly interest only payments through the maturity date in October 2017, and a final payment ranging from 2.5% to 7.5% of the aggregate principal balance of the term loan depending on the payment date along with the outstanding principal balance. The Company borrowed $10,000,000 million under such term loan facility in October 2014. In connection with the October 2014 amendment to the SVB Agreement, the Company paid direct fees of $50,000. The Company also issued warrants to purchase 156,250 shares of Series D-1 convertible preferred stock with an exercise price of $7.60. The initial fair value of the Series D-1 warrants was $1,866,000 (see Note 8). Both the cash fees and the initial fair value of the warrants were being amortized as interest expense over the term of the debt. As of January 31, 2015, $6,500,000 has been borrowed under the SVB revolving line of credit, leaving $4,500,000 available for borrowing. As of January 31, 2015, the interest rate on the revolving line of credit was 5.5%.

In October 2015, the Company entered into the Amended SVB Agreement.  The Amended SVB Agreement amended the Company’s existing revolving line of credit (LOC) with SVB and provided the Company with a term loan (SVB Term Loan) to repay the Company’s existing Mezzanine Loan.

The Amended SVB Agreement increased the LOC from $11,000,000 to $15,000,000, and extended the maturity date from August 2016 to October 2018. The LOC carries a variable interest rate equal to Prime plus 1.25% or LIBOR plus 2.5%. As of January 31, 2016, $6,500,000 had been borrowed under the LOC, leaving $8,500,000 available for borrowing. As of January 31, 2016, the interest rate on the LOC was 2.93%. The SVB Term Loan provides for a $10,000,000 term loan with a maturity date of September 2019. The SVB Term Loan carries a variable interest rate of Prime plus 1.25% or LIBOR plus 2.5% and requires quarterly principal payments and monthly interest payments through the maturity date in September 2019. The terms of the SVB Term Loan were substantially different than the Mezzanine Loan and therefore the amendment was accounted for as an extinguishment of the Mezzanine Loan. As such, the SVB Term Loan was recorded at fair value and the existing unamortized debt issuance costs were included in the calculation of any gain or loss on extinguishment. Therefore, the Company recorded a loss on extinguishment of debt of $1,524,000 in its consolidated statements of operations for the fiscal year ended January 31, 2016. As of January 31, 2016, $9,375,000 was outstanding under the SVB Term Loan. As of January 31, 2016, the interest rate on the SVB Term Loan was 2.93%.

The Wellington Agreement

The company also had an Amended and Restated Loan and Security Agreement (Wellington Agreement with Wellington Financial LP (Wellington).

In May 2013, the Company entered into a Loan and Security Agreement with Wellington Financial LP (Wellington). The Loan and Security Agreement (the Wellington Agreement) consists of a $10,000,000 term loan facility and a $2,000,000 operating line of credit. The term loan carried a fixed interest rate of 9.5% per annum. The term loan consisted of an advance of $10,000,000 at the effective date with monthly interest only payments to be made through the maturity date, at which time the entire outstanding principal amount became due and payable. Additional interest accrued on the unpaid principal amount of the term loan at a per annum rate of 2.5% which was also due at the maturity date. The operating line of credit carried a variable interest rate of the greater of prime plus 2.5% or 6.0% per annum. Interest was payable monthly on the outstanding principal amount of the operating line of credit. Under the operating line of credit, the Company could borrow, prepay, and reborrow from time to time before the maturity date. All of the Company’s assets were pledged as collateral to Wellington on a senior basis (subordinated to the security interest of SVB by up to $8,000,000 in aggregate principal amount). Both the term loan and the operating line of credit had a maturity of May 2016, but could be extended annually to May 2017 and 2018 at the option of the Company, upon the satisfaction of certain conditions.

In connection with the Wellington Agreement, the Company paid direct fees of $154,000. The Company also issued warrants to purchase 126,315 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share or, at the option of the holder, shares of the Company’s preferred stock issued at its next round of equity financing. The initial fair value of the Series D-1 warrants was $1,446,000 (see Note 8). Both the cash fees and the initial fair value of the warrants were being amortized as interest expense over the term of the debt.

During January 2014, the Wellington Agreement was amended to increase the term loan facility from $10,000,000 to $13,000,000, bringing the total loan commitment to $15,000,000. In connection with the January 2014 amendment, the Company paid direct fees of $45,000. The Company also issued warrants to purchase 31,579 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share or, at the option of the holder, shares of the Company’s stock of the same class and series as issued at its next round of equity financing, if such financing generates proceeds of at least $5,000,000. In addition, the Company authorized an additional 250,000 shares of Series D-1 convertible preferred stock. The initial fair value of the Series D-1 warrants was $403,000 (see Note 8). Both the cash fees and the initial fair value of the warrants were being amortized as interest expense over the term of the debt.

In October 2014, the Wellington Agreement was amended to consolidate the operating loan and related accrued interest into one term loan. The face value of the term loan became $15,408,000 ($13,000,000 original term loan plus the $2,000,000 operating loan plus the $408,000 interest accrued on the term loan). The terms of the amended agreement were not substantially different and therefore the amendment was accounted for as a debt modification.

As such, the existing unamortized debt issuance costs were added to the new issuance costs and to be amortized over the new remaining term of the debt. The payment terms of the term loan were amended whereby the Company was required to make monthly interest only payments through the maturity date, which was extended to October 2017, and a final payment ranging from 2.5% to 7.5% of the aggregate principal balance of the term loan depending on the payment date along with the outstanding principal balance. The interest rate remained the same at a fixed rate of 9.5% and the accrued interest no longer continues to exist. In connection with the October 2014 amendment to the Wellington Agreement, the Company paid direct fees of $97,500. The Company also issued warrants to purchase 147,936 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share or, at the option of the holder, shares of the Company’s stock of the same class and series as issued at its next round of equity financing, if such financing generates proceeds of at least $5,000,000. The initial fair value of the Series D-1 warrants was $1,767,000 (see Note 8). Both the cash fees and the initial fair value of the warrants were being amortized as interest expense over the term of the debt.

In August 2015, all amounts outstanding under the Wellington Agreement were fully repaid in accordance with its terms. The remaining unamortized debt issuance costs of $2,564,000 were recorded as interest expense in the fiscal year ended January 31, 2016.

The SVB Agreement includes various financial and non-financial covenants for which the Company was in compliance as of January 31, 2016.

Amortization expense related to debt issuance costs and discounts for the fiscal years ended January 31, 2016, 2015 and 2014 was $3,512,000, $771,000 and $309,000, respectively, and is recorded as additional interest expense in the consolidated statements of operations.

Total interest expense was $6,021,000, $3,087,000, and $1,518,000, for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

The following table represents the Company’s short-term and long-term debt obligations:

					January 31,
	Rate		Maturity		2016	2015
					(in thousands)
Silicon Valley Bank:
Revolving line of credit	P+2.25%		August 2016	(2)	$—	$6,500
Revolving line of credit	P+1.25% or L+2.5%		October 2018	(2)	6,500	—
Mezzanine loan	9.50%		October 2017		—	10,000
Term loan	P+1.25% or L+2.5%		September 2019		9,375	—
Wellington Financial:
Term loan	9.50%	(1)	October 2017		—	15,408
Total debt					15,875	31,908
Debt, current portion					9,000	6,500
Current portion of unamortized debt discount					(19)	(131)
Current portion of debt, net					8,981	6,369
Debt, less current portion					6,875	25,408
Long-term portion of unamortized debt discount					(49)	(4,864)
Long-term debt, net					6,826	20,544
Total debt, net					$15,807	$26,913

(1)	Additional interest accrued on the unpaid principal amount of the term loan at a per annum rate of 2.5% through October 2014.
(2)	The Company may borrow, prepay, and reborrow loans from time to time before the maturity date.

Future principal payments of long-term debt as of January 31, 2016 were as follows:

Principal
(in thousands)
Fiscal year ending January 31:
2017	$—
2018	2,500
2019	2,500
2020	1,875
Total	$6,875

Note 7. Commitments and contingencies

Minimum service commitments and leases

The Company has certain contractual service contracts that contain non-cancellable minimum service commitments that expire on various dates through 2016.

The Company leases office space and equipment under non-cancellable operating and capital leases that expire on various dates through the year ending January 31, 2022. Future committed payments as of January 31, 2015 were as follows (in thousands):

	Minimum service commitments	Operating leases	Capital leases
	(in thousands)
Fiscal year ending January 31:
2017	$808	$2,019	$2
2018	814	1,935	—
2019	—	2,219	—
2020	—	2,188	—
2021	—	2,057	—
Thereafter	—	—	—
Total	$1,622	$10,418	2
Less: Amounts representing interest			—
Total capital lease obligations			$2

Leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes minimum rental expenses and lease incentives for operating leases on a straight-line basis over the term of the leases. Total rent expense incurred during the fiscal years ended January 31, 2016, 2015 and 2014 was $2,212,000, $1,355,000 and $1,218,000, respectively.

On March 30, 2015, the Company moved its headquarters to 300 Park Avenue in San Jose, CA and ceased using the leased office space at its prior headquarters. The Company was obligated to continue to make rental payments on the lease for its prior headquarters through January 2016. Therefore, the Company recorded exit costs based on the remaining lease rentals, net of estimated sublease income in the amount of $693,000 which was recognized in the Company’s consolidated statements of operations in general and administrative expense for the fiscal year ended January 31, 2016. Also, in connection with exiting its prior headquarters, the Company wrote off abandoned leasehold improvements with a net book value of approximately $245,000 resulting in a charge included in general and administrative expenses for the year ended January 31, 2016.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our services and the

Company may be subject to claims by customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on future results of operations.

To the extent permitted under Delaware law, the Company has agreements to indemnify directors and officers for certain events or occurrences while the director or officer is or was serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits our exposure and enables the Company to recover a portion of any future amounts paid. The Company believes that the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

Settlement liability

On November 25, 2013, the Company and Callidus Software Inc. (Callidus) entered into a settlement agreement, in which both parties agreed to a mutual covenant not to sue in respect of certain patents for a period of seven years and to mutual releases. On November 26, 2013, all claims were dismissed by the United States District Court, Northern District of California. Under the settlement agreement the Company agreed to pay Callidus $2,000,000 in installments with the first, second, and third payments of $500,000 paid in November 2013, 2014, and 2015 respectively. The Company shall make one further payment of $500,000 no later than November 30, 2016. As of January 31, 2016, the amount payable of $500,000 was recorded in accrued expenses in the accompanying consolidated balance sheets.

Note 8. Stockholders’ equity

Preferred Stock

Upon completion of the IPO, the Company’s issued and outstanding convertible preferred stock was automatically converted into 17,871,971 shares of common stock and the Company’s certificate of incorporation was amended and restated to authorize the Company to issue up to 20,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stock

Upon completion of the IPO, the Company’s certificate of incorporation was amended and restated to increase the amount of common stock authorized for issuance from 120,000,000 to 1,000,000,000 shares of $0.001 par value of common stock.

As of January 31, 2016 and 2015, the Company was authorized to issue up to 1,000,000,000 and 120,000,000 shares of common stock, respectively. Shares of common stock reserved for future issuance are as follows:

January 31,
2016
Common stock outstanding	29,542,537
Stock options and restricted stock units outstanding	5,705,064
Shares reserved for future stock option issuances	1,542,269
Shares reserved for employee stock purchase plan	600,000
Common stock warrants outstanding	471,948
Total shares reserved	37,861,818

Series E preferred stock options

In connection with our acquisition of Centive, Inc. (Centive) in January 2009, the Company reserved for issuance 399,960 shares of Series E convertible preferred stock related to Series E convertible preferred stock options with an exercise price of $0.9580 per share, granted to former members of Centive management as designated by the former Centive shareholders. The shares may be issued to the former members of Centive management upon exercise of the options only upon the completion of a sale event of the Company or if the shares become freely tradable in a public securities market. In either case, the proceeds from the exercise of the options, once received by the Company or, in the case of a cashless exercise, any shares tendered back to the Company to satisfy the exercise price, will be distributed to the former Centive shareholders. If the shares underlying the options are not issued to the former members of Centive management, either because they are never exercised or they terminate by their expiration date of January 22, 2019, then the shares will be distributed to the former Centive shareholders.

Upon the IPO, the Company’s outstanding convertible preferred stock options became options to purchase common stock. In December 2015 and January 2016, the former members of Centive management each exercised their options on a cashless exercise basis.  As a result, 188,744 shares of common stock were issued and 211,216 shares were tendered back to the Company to satisfy the exercise price and required tax withholdings.

Warrants

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

In connection with a bank debt facility agreement in 2008, the Company issued a warrant to purchase 35,433 shares of Series C convertible preferred stock with an exercise price of $5.08 per share and 15,789 shares of Series D convertible preferred stock with an exercise price of $7.60 per share. The warrant is exercisable at any time during its term, which is the longer of 10 years from the date of issuance or seven years after a registered initial public offering of the Company’s common stock. The initial fair values of the warrants were amortized to interest expense over the term of the debt.

In August 2012, in connection with the SVB Agreement, the Company issued a warrant to purchase 9,868 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share or, at the option of the holder, warrants to purchase shares of the Company’s preferred shares issued at its next round of equity financing. If the holder elects to receive warrants for the Company’s next round of equity financing, the number of shares is calculated by multiplying the aggregate original principal amount by 2.5% and then dividing by the price per share of the equity round. The warrant is exercisable at any time during its term, prior to 10 years from the date of issuance. The initial fair value of the warrants is being amortized to interest expense over the term of the debt.

In May 2013, in connection with the May 2013 Wellington Agreement, the Company issued warrants to purchase 126,315 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share or, at the option of the holder, warrants to purchase shares of the Company’s preferred stock of the same class and series as issued at its next round of equity financing, if such financing generates proceeds of at least $5,000,000. If, instead of Series D-1, the holder elects to receive warrants for the Company’s next round of equity financing, the number of shares is calculated by dividing $960,000 by the price per share of the equity round. The warrant is exercisable at any time during its term, prior to the earlier of 10 years from the date of issuance or five years after a registered initial public offering of the Company’s common stock. The initial fair value of the warrants is being amortized to interest expense over the term of the facility.

In January 2014, in connection with the January 2014 Wellington Agreement amendment, the Company issued warrants to purchase 31,579 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share or, at the option of the holder, warrants to purchase the Company’s stock of the same class and series as issued at its next round of equity financing, if such financing generates proceeds of at least $5,000,000. If, instead of Series D-1, the holder elects to receive warrants for the Company’s next round of equity financing, the number of shares is calculated by dividing $240,000 by the price per share of the equity round. The warrant is exercisable at any time during its term, prior to the earlier of 10 years from the date of issuance or five years after a registered initial public offering of the Company’s common stock. The initial fair value of the warrants is being amortized to interest expense over the term of the facility.

In November 2014, in connection with the October 2014 Wellington Agreement amendment, the Company issued warrants to purchase 147,936 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share or, at the option of the holder, warrants to purchase the Company’s stock of the same class and series as issued at its next round of equity financing, if such financing generates proceeds of at least $5,000,000. If, instead of Series D-1, the holder elects to receive warrants for the Company’s next round of equity financing, the number of shares is calculated by dividing $1,124,315 by the price per share of the equity round. The warrant is exercisable at any time during its term, prior to the earlier of 10 years from the date of issuance or five years after a registered initial public offering of the Company’s common stock. The initial fair value of the warrants is being amortized to interest expense over the term of the facility. Also in November 2014, in connection with the SVB Agreement amendment, the Company issued warrants to purchase 156,250 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share. The warrant is exercisable at any time during its term, prior to the earlier of 10 years from the date of issuance. The initial fair value of the warrants is being amortized to interest expense over the term of the facility.

Fair value of the warrants at the date of issuance was determined using the Black-Scholes option pricing model with the following assumptions:

	Series B	Series C	Series D	Series D-1	Series D-1	Series D-1	Series D-1
Date of issuance	November 2006	March 2008	April 2008	August 2012	May 2013	January 2014	November 2014
Fair value at date of issuance (in thousands)	$18	$143	$82	$106	$1,446	$403	$3,633
Expected term in years	7.56	10.00	10.00	10.00	10.00	10.00	10.00
Expected volatility	70%	55%	55%	55%	55%	52%	52%
Risk-free interest rate	4.61%	3.45%	3.45%	1.51%	2.16%	2.88%	2.34%

Prior to the IPO, the Company had determined that the warrants should be liability classified with changes in the fair value at each reporting period included under the consolidated statements of operations under the caption “(Increase) decrease in fair value of warrant liabilities” until the earlier of: (1) exercise or (2) the expiration of the warrants. Upon the IPO, the Company’s outstanding convertible preferred stock warrants automatically converted into warrants to purchase common stock, and the Company’s outstanding preferred stock warrant liabilities became indexed to the Company’s common stock and accordingly have been reclassified to additional paid‑in capital.

In November 2014, in connection with the issuance of Series F convertible preferred stock, the Company issued warrants to purchase 216,175 shares of Series F convertible preferred stock with an exercise price of $9.8296 per share. The warrant is exercisable at any time during its term, prior to the earlier of (i) 5 years from the date of issuance, (ii) an acquisition of the Company by another entity, or (iii) immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the

Securities Act covering the offering and the sale of the Company’s common stock. The initial fair value of the warrants was recorded as a discount to the Series F convertible preferred stock.

Fair value of the warrants at the date of issuance was determined using the Black-Scholes option pricing model with the following assumptions (in thousands):

Series F
Date of issuance	November 2014
Fair value at date of issuance	$878
Expected term in years	5
Expected volatility	52%
Risk-free interest rate	1.64%

The Company has determined that the warrants should be equity classified. The outstanding preferred stock warrants will automatically be converted into warrants to purchase common stock upon effectiveness of an initial public offering.

Note 9. Stock-based awards and stock-based compensation

2005 Stock option plan

In 2005, the Company adopted a stock plan (the 2005 Plan) pursuant to which the Company’s board of directors may grant options to purchase common stock or unvested common shares to employees, consultants and advisors of the Company. In September 2011, the Company amended the Stock Plan to permit the Company to grant Restricted Stock Units (RSUs). In June 2015, the 2005 Plan was terminated in connection with the IPO, and accordingly, no shares are available for future issuance under this plan. All shares that were available for the Company to grant under the 2005 Plan immediately prior to its termination were canceled. Awards under the 2005 Plan that expire or terminate without having been exercised subsequent to the IPO or are forfeited to or repurchased by the Company subsequent to the IPO will become available for issuance under the 2015 Equity Incentive Plan, subject to the limits set forth in that plan.

2015 Equity Incentive Plan

In June 2015, the Board adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (2015 Plan), which became effective upon the effectiveness of the IPO Prospectus. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s subsidiary corporations’ employees and consultants. Beginning February 1, 2016, shares reserved for issuance under the 2015 Equity Incentive Plan increase annually in increments equal to the lesser of (i) 3,000,000 shares, (ii) five percent of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board of Directors.

As of January 31, 2016, an aggregate of 1,500,708 common shares were reserved and available for issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (ESPP) with the first offering period under the ESPP beginning on the effectiveness of the IPO Prospectus. As of such date, an aggregate of 600,000 shares of common stock were reserved and are available for issuance under the ESPP. Beginning February 1, 2016, shares reserved for issuance under the ESPP increase annually in increments equal to the lesser of (i) 1,180,000 shares, (ii) two percent of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board of Directors. The ESPP allows eligible employees to purchase shares of common stock at a discount, through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month purchase periods, starting on the first trading day on or after March 20 and September 20 of each year. The first purchase period began on the first trading day after the effective date of the registration statement and ended on March 20, 2016.

Stock-based compensation included in the Company’s consolidated statements of operations is as follows:

	Fiscal year ended January 31,
	2016	2015	2014
	(in thousands)
Cost of subscription services	$456	$237	$74
Cost of professional services	454	61	43
Research and development	898	272	134
Sales and marketing	893	312	165
General and administrative	1,156	776	280
Total	$3,857	$1,658	$696

Stock option activity

Stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Balance at January 31, 2015	4,703,974	$3.29	7.1 years	$21,014
Granted	986,670	8.83
Exercised	(614,899)	1.53
Forfeited	(209,133)	6.86
Expired	(22,020)	3.76
Balance at January 31, 2016	4,844,592	$4.49	6.6 years	$14,268
Vested and expected to vest as of January 31, 2016	4,703,391	$4.38	6.5 years	$14,230
Exercisable as of January 31, 2016	2,840,686	$2.38	5.2 years	$13,191

Stock options granted during the fiscal years ended January 31, 2016, 2015 and 2014 had a weighted-average grant-date fair value of $4.29, $1.08 and $0.80, respectively. The aggregate intrinsic value of stock options exercised during the fiscal years ended January 31, 2016, 2015 and 2014 was $4,510,000, $1,344,000 and $610,000, respectively. The aggregate intrinsic value represents the difference between the fair market value based on the valuation of the common stock as determined by the Company’s Board of Directors prior to the IPO, or the closing market price of the Company’s common stock following the IPO, and the exercise price of the in-the-money stock options. The Company currently uses authorized and unissued shares to satisfy share award exercises.

As of January 31, 2016, there was approximately $7,353,000 of total unrecognized compensation cost related to unvested stock options granted under the Stock Plan which will be recognized over a weighted average period of 3.00 years.

Restricted stock units

Restricted stock unit activity is as follows:

	Number of shares	Weighted average grant-date fair value
Balance at January 31, 2015	—	$—
Granted	887,967	8.48
Released	—	—
Forfeited	(27,495)	8.45
Balance at January 31, 2016	860,472	$8.48

RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. RSUs typically are scheduled to vest over four years. Vesting of RSUs is subject to the grantee’s continued service with the Company. The compensation expense related to these awards is determined using the fair market value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the vesting period.

As of January 31, 2016, there was a total of $6,517,000 in unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Stock-based compensation to employees

All share-based payments to employees are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock option awards and shares issued under the ESPP using the Black-Scholes option-pricing model. We determine the assumptions for the option-pricing model as follows:

Fair value of commons stock

Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our preferred stock relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of our company, given prevailing market conditions.

Since our IPO, we have used the market closing price for our common stock as reported on the New York Stock Exchange to determine the fair value of our common stock at each meeting at which awards were approved.

Expected dividend yield

The Company historically has not paid dividends on common stock and has no plans to issue dividends in the foreseeable future.

Expected volatility

Expected volatility is estimated based on the average historical volatility of comparable entities with publicly traded shares.

Expected term

The expected term represents the period that share-based awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the Company uses the simplified method to compute expected term, which consists of taking the midpoint between an option’s vesting date and contractual term.

Risk-free interest rate

The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

The following assumptions were used to estimate the fair value of options granted:

	Fiscal year ended January 31,
Stock Options	2016	2015	2014
Expected dividend yield	—	—	—
Expected volatility	47% — 50%	52% — 53%	51% — 54%
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	1.45% — 1.85%	1.39% — 1.95%	0.96% — 2.01%

Employee Stock Purchase Plan

The following assumptions were used to estimate the fair value of ESPP shares:

Fiscal year ended January 31,
Stock Options	2016
Expected dividend yield	—
Expected volatility	43%
Expected term (years)	1.50
Risk-free interest rate	0.08% — 0.72%

As of January 31, 2016, the Company had $786,000 in total unrecognized compensation expense, net of estimated forfeitures, related to purchase rights that will be recognized over the weighted average period of 1.11 years.

Note 10. Income taxes

The components of income (loss) before taxes are as follows:

	Fiscal year ended January 31,
	2016	2015	2014
	(in thousands)
United States	$(25,006)	$(18,665)	$(14,786)
International	586	398	267
	$(24,420)	$(18,267)	$(14,519)

Income tax expense consisted of the following:

	Fiscal year ended January 31,
	2016	2015	2014
	(in thousands)
Current:
United States	$—	$—	$—
International	281	261	9
State	18	4	15
	299	265	24

Deferred:
United States	—	—	—
International	—	—	—
	—	—	—
Total income tax expense	$299	$265	$24

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Fiscal year ended January 31,
	2016	2015	2014
Tax benefit at federal statutory rate	34%	34%	34%
State income taxes, net of federal effect	5%	4%	4%
Change in valuation allowance	(34)%	(35)%	(34)%
Other	(6)%	(4)%	(4)%
Total provision	(1)%	(1)%	—%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred tax assets as of January 31, 2016 and 2015, are as follows (in thousands):

	January 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Federal and state net operating losses	$79,826	$73,441
Research and development credits	2,247	1,805
Accruals and reserves	2,403	706
Amortization	15	288
Deferred revenue	998	719
Property and equipment	1,183	1,813
Other	666	206
Total deferred tax assets	87,338	78,978
Valuation allowance	(87,338)	(78,978)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the levels of historical taxable income and projections for future taxable income over the period in which temporary differences are deductible, the Company has recorded a valuation allowance for substantially of its deferred tax assets, except to the extent of deferred tax liabilities, as it is unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realizable. The net change in the valuation allowance for the fiscal years ended January 31, 2016 and 2015 was an increase of $8,360,000 and $6,475,000, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of January 31, 2015 because the Company intends to reinvest such earnings indefinitely outside of the United States. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. The amount of any unrecognized deferred tax liability related to these earnings would not be material.

As of January 31, 2016, the Company had approximately $213,829,000 and $69,795,000 of federal and state net operating loss carryforwards, respectively, and federal and state research and development tax credit carryforwards in the amount of $2,714,000 and $1,781,000, respectively. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of a portion of the net operating loss carryforward before utilization. If not utilized, the carryforwards will begin to expire in 2019 for federal purposes and began to expire in 2015 for state purposes.

For the fiscal years ended January 31, 2016 and 2015, the Company did not accrue interest and penalties related to unrecognized tax benefits as the amounts are not material. The following are changes in unrecognized tax benefits:

(in thousands)
Balance at January 31, 2014	$1,528
Additions based on tax positions related to the current year	432
Additions based on tax positions related to the prior year	1
Lapse of statute of limitations	(2)
Balance at January 31, 2015	1,959
Additions based on tax positions related to the current year	409
Additions based on tax positions related to the prior year	93
Lapse of statute of limitations	(6)
Balance at January 31, 2016	$2,455

Other long-term liabilities balance as of January 31, 2016 and 2015 includes $169,000 and $115,000, respectively, of liabilities for uncertain tax positions, which would affect our income tax expense if recognized. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Note 11. 401(k) plan

The Company has a defined-contribution retirement plan under Internal Revenue Code Section 401(k) (the Plan). The Plan covers substantially all U.S. employees. Eligible employees are allowed to contribute up to the allowable Internal Revenue Service limit. The Company may make discretionary contributions to the Plan, which vest over two years with 50% vesting on the one year anniversary and 50% on the second year anniversary. During the fiscal years ended January 31, 2016, 2015 and 2014, the Company contributed $267,000, $191,000, and $149,000, respectively, to the Plan.

Note 12. Basic and diluted net loss per share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders (in thousands, except per share data):

	Fiscal year ended January 31,
	2016	2015	2014
	(in thousands, except per share data)
Numerator:
Net loss	$(24,719)	$(18,532)	$(14,543)
Denominator:
Weighted-average common shares outstanding	18,545	2,769	2,539
Basic and diluted net loss per share	$(1.33)	$(6.69)	$(5.73)

The following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Fiscal year ended January 31,
	2016	2015	2014
Shares of common stock issuable upon conversion of preferred stock	—	17,872	17,000
Shares of common stock issuable upon exercise of warrants	472	739	226
Shares of common stock issuable under stock option plans outstanding	5,705	4,704	4,408
Potential common shares excluded from diluted net loss per share	6,177	23,315	21,634

Note 13. Geographic concentrations

Revenue by location is determined by the billing address of the customer. Approximately 90%, 92% and 92% of the Company’s revenue was from the United States for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. Revenue from no other individual country exceeded 10% of total revenue for the fiscal years ended January 31, 2016 or 2015 or 2014. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2016 and 2015, more than 95% of the Company’s property and equipment was located in the United States.

Note 14. Related party transactions

The Company has a vendor and a customer relationship with a software company that has a retired executive on the Company’s board of directors. This software company provides software to the Company that allows the transfer of data between the Company’s products. For the fiscal years ended January 31, 2016, 2015 and 2014, the Company licensed software from this related party for approximately $97,500, $118,000 and $255,000, respectively, and billed this related party approximately $3,000, $921,000 and $441,000, respectively. Amounts payable to and receivable from this related party were de minimus for all periods presented.