Form 10-Q
period 2016-04-30
Xactly Corp
filed 2016-06-08
CIK 1322554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016

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

As of May 31, 2016, there were 30,127,146 shares of the registrant’s common stock outstanding.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xactly Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	April 30, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$46,047	$48,027
Restricted cash, short term	286	286
Accounts receivable, net	19,910	20,278
Prepaid expenses and other current assets	4,118	3,219
Total current assets	70,361	71,810
Property and equipment, net	8,676	8,410
Goodwill	6,384	6,384
Other long-term assets	283	280
Total assets	$85,704	$86,884
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,863	$2,362
Accrued expenses	8,932	9,512
Debt, current portion	8,981	8,981
Deferred revenue, current portion	44,213	41,183
Total current liabilities	63,989	62,038
Debt, less current portion	6,206	6,826
Other long-term liabilities	4,030	4,257
Deferred revenue, less current portion	2,759	3,327
Total liabilities	76,984	76,448
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized as of April 30, 2016 and January 31, 2016, no shares issued or outstanding as of April 30, 2016 and January 31, 2016	—	—
Common stock $0.001 par value; 1,000,000,000 shares authorized as of April 30, 2016 and January 31, 2016; 29,837,703 and 29,542,537 shares issued and outstanding as of April 30, 2016 and January 31, 2016, respectively	30	30
Additional paid-in capital	153,641	151,064
Accumulated other comprehensive loss	(156)	(180)
Accumulated deficit	(144,795)	(140,478)
Total stockholders’ equity	8,720	10,436
Total liabilities and stockholders’ equity	$85,704	$86,884

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended April 30,
	2016	2015
Revenue:
Subscription services	$17,321	$13,477
Professional services	5,933	4,346
Total revenue	23,254	17,823
Cost of revenue:
Subscription services	4,135	3,588
Professional services	5,547	3,681
Total cost of revenue	9,682	7,269
Gross profit	13,572	10,554
Operating expenses:
Research and development	4,349	3,509
Sales and marketing	9,198	7,144
General and administrative	4,118	3,549
Total operating expenses	17,665	14,202
Operating loss	(4,093)	(3,648)
Other income (expense):
Interest expense	(133)	(1,296)
Decrease in fair value of preferred stock warrant liabilities	—	55
Other income (expense), net	(12)	(3)
Total other income (expense)	(145)	(1,244)
Loss before income taxes	(4,238)	(4,892)
Income tax expense	79	102
Net loss	$(4,317)	$(4,994)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(1.71)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	29,677	2,923

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended April 30,
	2016	2015
Net loss	$(4,317)	$(4,994)
Other comprehensive income (loss)—foreign currency translation adjustments	24	(12)
Comprehensive loss	$(4,293)	$(5,006)

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,317)	$(4,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866	599
Amortization of debt issuance costs	5	450
Stock-based compensation	1,636	549
(Income) from change in fair value of warrant liabilities	—	(55)
Loss from disposal on fixed assets	—	245
Facility exit costs	—	693
Changes in operating assets and liabilities:
Accounts receivable	368	1,371
Prepaid expenses and other current assets	(900)	(1,940)
Other long-term assets	—	3
Accounts payable	(685)	(642)
Accrued expenses	(601)	582
Deferred revenue	2,462	1,750
Other long-term liabilities	(245)	220
Net cash used in operating activities	(1,411)	(1,169)
Cash flows from investing activities:
Purchases of property and equipment	(940)	(1,974)
Net cash used in investing activities	(940)	(1,974)
Cash flows from financing activities:
Payments of principal on term debt	(625)	—
Proceeds from exercise of stock options	91	135
Principal payments under capital lease obligations	(1)	—
Payment of deferred initial public offering costs	—	(409)
Proceeds from issuance of common stock for ESPP	891	—
Net cash provided by (used in) financing activities	356	(274)
Effect of exchange rate changes on cash and cash equivalents	15	(11)
Net increase (decrease) in cash and cash equivalents	(1,980)	(3,428)
Cash and cash equivalents at beginning of period	48,027	19,325
Cash and cash equivalents at end of period	$46,047	$15,897
Cash paid during the period for:
Interest, net	$131	$774
Income taxes	69	40
Noncash financing and investing activities:
Accrued equipment purchases	$453	$986
Leasehold improvements for deferred rent	—	2,275

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

Initial Public Offering

On July 1, 2015, the Company completed its initial public offering (IPO) in which it sold 7,909,125 shares of common stock, to the public at $8.00 per share. The total gross proceeds from the offering were approximately $63,273,000. After deducting underwriting discounts and commissions and offering expenses, the aggregate net proceeds received totaled approximately $54,546,000. Upon the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 17,871,971 shares of common stock. In addition, upon the IPO, the Company’s outstanding convertible preferred stock warrants became warrants to purchase common stock and the Company’s outstanding preferred stock warrant liabilities became indexed to the Company's common stock and accordingly have been reclassified to additional paid-in capital.

On June 11, 2015, a four-to-one reverse stock split of the Company's then-outstanding common stock and convertible preferred stock was effected in connection with the IPO.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, which was filed with the SEC on April 20, 2016.

The consolidated balance sheet as of January 31, 2016, included herein was derived from the audited financial statements as of that date. These unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, the Company’s comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending January 31, 2017.

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

Note 2. Balance Sheet Components

Accounts receivable, net consisted of the following (in thousands):

	April 30,	January 31,
	2016	2016
Accounts receivable	$19,036	$19,378
Unbilled accounts receivable	914	940
Allowance for doubtful accounts	(40)	(40)
Accounts receivable, net	$19,910	$20,278

Accrued expenses consisted of (in thousands):

	April 30,	January 31,
	2016	2016
Accrued compensation and benefits	$3,624	$5,148
Accrued expenses	2,611	1,909
Deferred rent	954	948
Accrued legal settlement	500	500
Sales tax payable	325	460
Other	918	547
Total accrued expenses	$8,932	$9,512

Other long-term liabilities consisted of:

	April 30,	January 31,
	2016	2016
Deferred rent	$3,843	$4,088
Deferred tax liabilities	187	169
Total other long-term liabilities	$4,030	$4,257

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2016	2016
Computer software and equipment	$12,974	$12,830
Furniture and fixtures	755	752
Leasehold improvements	4,367	4,366
Construction in progress	1,337	348
Gross property and equipment	19,433	18,296
Less accumulated depreciation and amortization	(10,757)	(9,886)
Property and equipment, net	$8,676	$8,410

Depreciation and amortization expense for the three months ended April 30, 2016 and 2015 was $866,000 and $599,000, respectively.

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

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	April 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$42,517	$—	$—	$42,517
Restricted cash—money market funds	313	—	—	313
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$42,932	$—	$—	$42,933

	January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$46,387	$—	$—	$46,387
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$46,618	$—	$—	$46,618

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

The LOC had provided the Company with a revolving line of credit for $11,000,000 and allowed for an increase up to $13,000,000 if the Company met certain milestones. The Amended SVB Agreement increased the LOC from $11,000,000 to $15,000,000, and extended the maturity date from August 2016 to October 2018. The LOC carries a variable interest rate equal to Prime plus 1.25% or LIBOR plus 2.5%. As of April 30, 2016 and January 31, 2016, $6,500,000 had been borrowed under the LOC, leaving $8,500,000 available for borrowing. As of April 30, 2016 and January 31, 2016, the interest rate on the LOC was 2.94% and 2.93%, respectively. The SVB Term Loan provides for a $10,000,000 term loan with a maturity date of September 2019. The SVB Term Loan carries a variable interest rate of Prime plus 1.25% or LIBOR plus 2.5% and requires quarterly principal payments and monthly interest payments through the maturity date in September 2019. The terms of the SVB Term Loan were substantially different than the Mezzanine Loan and therefore the amendment was accounted for as an extinguishment of the Mezzanine Loan. As such, the SVB Term Loan was recorded at fair value and the existing unamortized debt issuance costs were included in the calculation of any gain or loss on extinguishment. Therefore, the Company recorded a loss on extinguishment of debt of $1,524,000 in its condensed consolidated statements of operations in the third quarter of the fiscal year ended January 31, 2016. As of April 30, 2016 and January 31, 2016, $8,750,000 and $9,375,000, respectively, was outstanding under the SVB Term Loan. As of April 30, 2016 and January 31, 2016, the interest rate on the SVB Term Loan was 2.94% and 2.93%, respectively.

The Company also had an Amended and Restated Loan and Security Agreement (Wellington Agreement) with Wellington Financial LP (Wellington). In August 2015, all amounts outstanding under the Wellington Agreement were fully repaid in accordance with its terms. The remaining unamortized debt issuance costs of $2,564,000 were recorded as interest expense in the third quarter of the fiscal year ended January 31, 2016.

All of the Company’s agreements with SVB and the Wellington Agreement include, or included, various financial and non-financial covenants with which the Company was in compliance as of April 30, 2016 and January 31, 2016.

Note 5. Commitments and Contingencies

Minimum Service Commitments and Leases

The Company has certain contractual service contracts that contain non-cancellable minimum service commitments that expire on various dates through fiscal 2018 and leases office space and equipment under non-cancellable operating and capital leases that expire on various dates through fiscal 2022. These commitments as of January 31, 2016 are disclosed in the Company’s Annual Report on Form 10-K, and did not change materially during the three months ended April 30, 2016. Leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes minimum rental expenses and lease incentives for operating leases on a straight-line basis over the term of the leases.

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

As of April 30, 2016, there were 29,837,703 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

As of April 30, 2016, an aggregate of 2,835,101 common shares were reserved and available for issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (ESPP) with the first offering period under the ESPP beginning on the effectiveness of the IPO Prospectus. As of such date, an aggregate of 600,000 shares of common stock were reserved and are available for issuance under the ESPP. During the three months ended April 30, 2016, the Company increased the shares reserved available for issuance under the ESPP by 590,851.  The Company issued 168,125 shares under the ESPP during the three months ended April 30, 2016.  As of April 30, 2016, there were 1,022,726 shares reserved and were available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value, as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month purchase periods, starting on the first trading day on or after March 20 and September 20 of each year. The first purchase period began on the first trading day after the effective date of the registration statement and ended on March 20, 2016.

As of April 30, 2016, the Company had $929,669 in unrecognized stock-based compensation expense, net of estimated forfeitures, related to purchase rights that will be recognized over the weighted average period of approximately 1.2 years.

Stock option activity

Stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Balance at January 31, 2016	4,844,592	$4.49	6.6 years	$14,268
Granted	57,500	7.36
Exercised	(91,524)	1.01
Forfeited	(92,912)	8.09
Expired	(5,369)	7.57
Balance at April 30, 2016	4,712,287	$4.52	6.5 years	$17,411
Vested and expected to vest as of April 30, 2016	4,594,440	$4.43	6.4 years	$17,351
Exercisable as of April 30, 2016	2,931,827	$2.66	5.1 years	$15,902

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

Stock-based compensation included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended April 30,
	2016	2015
Cost of subscription services	$133	$72
Cost of professional services	191	41
Research and development	410	94
Sales and marketing	371	112
General and administrative	531	230
Total	$1,636	$549

As of April 30, 2016, there was $6,460,947 of unamortized stock-based compensation expense related to unvested stock options which will be recognized over a weighted average period of approximately 2.8 years.

Restricted stock units

A summary of RSU activity during the three months ended April 30, 2016 was as follows:

	Number of shares	Weighted average grant-date fair value
Balance at January 31, 2016	860,472	$8.48
Granted	215,586	6.84
Released	(22,159)	6.68
Forfeited	(32,351)	8.35
Balance at April 30, 2016	1,021,548	$8.17

As of April 30, 2016, there was a total of $7,066,705 in unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

Note 8. Income Taxes

For the three months ended April 30, 2016 and 2015, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.

Note 9. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders (in thousands, except per share data):

	Three months ended April 30,
	2016	2015
Numerator:
Net loss	$(4,317)	$(4,994)
Denominator:
Weighted-average common shares outstanding	29,677	2,923
Basic and diluted net loss per share	$(0.15)	$(1.71)

The following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because they were anti-dilutive (in thousands):

	Three months ended April 30,
	2016	2015
Shares of common stock issuable upon conversion of preferred stock	—	17,872
Shares of common stock issuable upon exercise of warrants	472	739
Shares of common stock issuable under stock option plans outstanding	5,747	4,697
Potential common shares excluded from diluted net loss per share	6,219	23,308

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

Revenue by location is determined by the billing address of the customer. Approximately 90% and 93% of the Company’s revenue was from the United States for the three months ended April 30, 2016 and 2015, respectively. Revenue from no other individual country exceeded 10% of total revenue for the three months ended April 30, 2016 or 2015. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of April 30, 2016 and January 31, 2016, more than 95% of the Company’s property and equipment was located in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

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

Our customer base has been predominantly located in the U.S., and we plan to grow our customer base internationally. However, a number of our customers are U.S. companies with employees abroad. We estimate that approximately 31% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2016. For the three months ended April 30, 2016, approximately 90% of our revenue was from U.S. customers. We market our solutions and services through our direct sales force and sales support staff, and we also rely on partners to refer opportunities to our sales force.

Because we offer our solutions on a subscription basis, we have visibility into a substantial portion of our near-term subscription revenue. Subscriptions are typically sold through non-cancellable contracts with one to three year terms. Subscription fees are primarily based on the number of subscribers per customer per month. We generally invoice customers annually in advance. The prices we charge a customer per subscriber are driven, in part, by subscriber attributes and the number of subscribers for which that customer has contracted, with generally lower prices per subscriber for larger contracts consistent with industry practice. Customer attributes that impact pricing include, in no particular order, frequency of payment by the customer to its employees, complexity of the compensation plans, value of the employee’s compensation, value of the product or service that the employee is selling and the number of payees. Changes in competitive or market conditions may also cause us to reduce the prices we charge for our solutions or revise the pricing model upon which they are based. The average pricing per subscriber of our subscription services for the three months ended April 30, 2016 remained relatively consistent when compared to the three months ended April 30, 2015.  We recognize subscription services revenue ratably over the term of the contract, and amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet. Our deferred revenue does not include the unbilled portion of subscription agreements.

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

As of April 30, 2016, we had approximately 268,000 subscribers, compared to approximately 203,000 subscribers at April 30, 2015, an increase of approximately 32%. No single customer accounted for more than 5% of our revenue for the three months ended April 30, 2016 or 2015. Within our customer base, deployments range from implementations within a single division or geography to enterprise-wide or global deployments. Our growth to date has been a function of growth in new customers, new subscribers at current customers and sales of additional modules to current customers. While approximately 55% of our customers were enterprise and mid-market companies as of April 30, 2016, we derived approximately 92% of our revenue from enterprise and mid-market customers for the three months ended April 30, 2016. We define our enterprise customers as those customers with a minimum of 4,000 employees and our mid-market customers as those customers with at least 350 and less than 4,000 employees. We have sold our solutions to customers in a number of industry verticals, including business & financial services, communications, high-tech manufacturing, life sciences, travel & hospitality, media & internet and SaaS & traditional software.

We had total revenue of $23.3 million and $17.8 million for the three months ended April 30, 2016 and 2015, respectively, resulting in an increase of 30%. Our subscription revenue for the three months ended April 30, 2016 and 2015 was $17.3 million and $13.5 million, respectively, resulting in an increase of 29%. We have made and expect to continue to make significant investments to support our growth, and accordingly have incurred net losses of $4.3 million and $5.0 million for the three months ended April 30, 2016 and 2015, respectively. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Subscribers

The number of subscribers at each of our customers ranges from tens to thousands. As of April 30, 2016, we had approximately 268,000 subscribers. This represents an increase of approximately 32% over the approximately 203,000 subscribers we had as of April 30, 2015. A subscriber is a unique user account purchased by a customer for use by an employee or other customer-authorized user.

	As of April 30,	As of April 30,
	2016	2015
Subscribers*	268,000	203,000

*	Rounded to the nearest thousand.

Revenue Retention Rate

On an annual fiscal year basis, we also use the revenue retention rate as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the SEC on April 20, 2016.

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

Operating expenses

We classify our operating expenses as research and development, sales and marketing and general and administrative expenses.

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

Results of operations

The following tables show our results of operations in dollars and as a percentage of our total revenue. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Three months ended April 30,
(in thousands)	2016	2015
Revenue:
Subscription services	$17,321	$13,477
Professional services	5,933	4,346
Total revenue	23,254	17,823
Cost of revenue:
Subscription services	4,135	3,588
Professional services	5,547	3,681
Total cost of revenue	9,682	7,269
Gross profit	13,572	10,554
Operating expenses:
Research and development	4,349	3,509
Sales and marketing	9,198	7,144
General and administrative	4,118	3,549
Total operating expenses	17,665	14,202
Operating loss	(4,093)	(3,648)
Total other income (expense)	(145)	(1,244)
Loss before income taxes	(4,238)	(4,892)
Income tax expense	79	102
Net loss	$(4,317)	$(4,994)

Percentage of total revenue

	Three months ended April 30,
	2016	2015
Revenue:
Subscription services	74%	76%
Professional services	26	24
Total revenue	100	100
Cost of revenue:
Subscription services	18	20
Professional services	24	21
Total cost of revenue	42	41
Gross profit	58	59
Operating expenses:
Research and development	19	20
Sales and marketing	40	40
General and administrative	18	20
Total operating expenses	76	80
Operating loss	(18)	(20)
Total other income (expense)	(1)	(7)
Loss before income taxes	(18)	(27)
Income tax expense	—	(1)
Net loss	(19)%	(28)%

*	Certain figures may not sum due to rounding.

Comparison of the three months ended April 30, 2016 and 2015

Revenue

	Three months ended April 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Subscription services	$17,321	$13,477	$3,844	29%
Professional services	5,933	4,346	1,587	37%
Total revenue	$23,254	$17,823	$5,431	30%
Percentage of revenue
Subscription services	74%	76%
Professional services	26%	24%
Total	100%	100%

Total revenue increased by $5.4 million or 30% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015.

Subscription services revenue increased by $3.8 million or 29% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase in subscription services revenue was primarily due to the addition of new customers and to a lesser extent, an increase in subscribers at existing customers, as well as the sale of additional modules to existing customers.

Professional services revenue increased by $1.6 million or 37% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase in professional services revenue was primarily related to an increase in implementation and integration services due to the increase in the number of new customers purchasing our subscriptions.

Cost of revenue and gross margin

	Three months ended April 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Cost of revenue:
Subscription services	$4,135	$3,588	$547	15%
Professional services	5,547	3,681	1,866	51%
Total cost of revenue	$9,682	$7,269	$2,413	33%
Gross profit	$13,572	$10,554	$3,018	29%
Gross margin	58%	59%	(1)%
Percentage of revenue:
Cost of subscription services	18%	20%
Cost of professional services	24%	21%
Total	42%	41%

Cost of revenue increased by $2.4 million or 33% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015.

Cost of subscription services increased by $0.5 million or 15% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. For the three months ended April 30, 2016, the increase was primarily due to a $0.2 million increase in depreciation expense, a $0.1 million increase in royalties, and a $0.1 million increase in personnel costs for headcount necessary to support the growth in our subscriber base.

Cost of professional services increased $1.9 million or 51% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. For the three months ended April 30, 2016, the increase was primarily due to increases of $0.9 million in outside services, $0.5 million in personnel costs as we added delivery capacity to support increased demand, $0.2 million increase in stock-based compensation expense, and $0.2 million in travel, entertainment and other expenses.

Overall gross margin decreased 1% to 58% for the three months ended April 30, 2016 compared to 59% for the three months ended April 30, 2015.  The overall gross margin decrease was primarily due to the higher contribution of professional services revenue to the overall revenue mix.

Operating expenses

	Three months ended April 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Research and development	$4,349	$3,509	$840	24%
Sales and marketing	9,198	7,144	2,054	29%
General and administrative	4,118	3,549	569	16%
Total operating expenses	$17,665	$14,202	$3,463	24%
Percentage of revenue:
Research and development	19%	20%
Sales and marketing	40%	40%
General and administrative	18%	20%
Total	76%	80%

*	Certain figures may not sum due to rounding.

Research and development expenses increased by $0.8 million or 24% for the three months ended April 30, 2016, compared to the three months ended April 30, 2015. The increase for the three months ended April 30, 2016 was primarily due to an increase in personnel costs of $0.6 million related to increases in headcount to support our development and product management teams, as well as an increase of $0.3 million in stock-based compensation expense.

Sales and marketing expenses increased by $2.1 million or 29% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase for the three months ended April 30, 2016 was primarily due to an increase in personnel costs of $0.9 million related to an increase in headcount, a $0.3 million increase in lead generation and promotions, a $0.3 million increase in stock-based compensation expense, an increase of $0.3 million in travel expenses, and an increase of $0.2 million in marketing expenses.

General and administrative expenses increased by $0.6 million or 16% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase for the three months ended April 30, 2016 was primarily due to a $0.4 million increase in personnel costs related to an increase in headcount and travel to support our growth, an increase in stock-based compensation expense of $0.3 million, increases in legal and accounting expenses of $0.3 million, and a $0.1 million increase in outside services. These increases were partially offset by allocations of facilities and rent due to exit costs related to the old facility of $0.6 million recognized during the three months ended April 30, 2015.

Total other income (expense)

	Three months ended April 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Interest expense	$(133)	$(1,296)	$1,163	(90)%
(Increase) decrease in fair value of preferred stock warrant liabilities	—	55	(55)	(100)%
Other income (expense), net	(12)	(3)	(9)	(300)%
Total other income (expense)	$(145)	$(1,244)	$1,099	88%
Percentage of revenue:
Interest expense	(1)%	(7)%
Total	(1)%	(7)%

Interest expense decreased by $1.2 million for the three months ended April 30, 2016 compared to the three months ended April 30, 2015, primarily due to interest accrued on a smaller outstanding principal balance and lower interest rates under our credit facilities, as well as a decrease in non-cash amortization of the debt discount being amortized over the term of the related debt facility. On August 31, 2015, we repaid in full all amounts outstanding under the Wellington Agreement (as defined below) in accordance with its terms using a portion of the proceeds from the IPO. The principal balance outstanding under the Wellington Agreement was $15.4 million and had a fixed term interest rate of 9.5% per annum. In October 2015, we repaid our Mezzanine Loan (as defined below) which, as of April 30, 2015, had a principal balance outstanding of $10.0 million and a fixed term interest rate of 9.5% per annum, with proceeds from our SVB Term Loan (as defined below) which had a principal balance of $8.8 million and a variable interest rate of 2.94% as of April 30, 2016.

In connection with our IPO, all outstanding convertible preferred stock warrants were converted to warrants for common stock and reclassified to additional paid-in capital. Therefore, in the three months ended April 30, 2016, there were no preferred stock warrant liabilities. In the three months ended April 30, 2015, we recorded a $0.1 million benefit for the decrease in the fair value of our preferred stock warrant liabilities primarily due to an overall decrease in the fair value of the existing warrants.

Liquidity and capital resources

Liquidity

The following table summarizes our cash flows for the periods indicated:

	Three months ended April 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(1,411)	$(1,169)
Net cash used in investing activities	(940)	(1,974)
Net cash provided by financing activities	356	(274)
Cash and cash equivalents	46,047	15,897

Prior to our IPO, we financed our operations primarily through the sales of our solutions, private placements of our convertible preferred stock and proceeds from our credit facilities in the form of term debt, capital leases and a revolving line of credit. In July 2015, we raised gross proceeds of $63.3 million in our IPO. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58.8 million, before offering costs of approximately $4.3 million. As of April 30, 2016 and January 31, 2016, we had $46.0 million and $48.0 million, respectively, of cash and cash equivalents.

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

In October 2015, we entered into an Amended and Restated Loan and Security Agreement with SVB (Amended SVB Agreement) which provided for an increase of the LOC to $15.0 million and extended the term of the maturity date to October 2018.  As of April 30, 2016 and January 31, 2016, we had $6.5 million outstanding under the LOC.

In October 2015, as part of the Amended SVB Agreement, we entered into a $10 million term loan with SVB (SVB Term Loan) which was used to repay the $10.0 million outstanding under the Mezzanine Loan in full in accordance with its terms. The SVB Term Loan matures on September 30, 2019.  As of April 30, 2016, we had $8.8 million outstanding under the SVB Term Loan.

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

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2016 and January 31, 2016, we had deferred revenue of $47.0 million and $44.5 million, respectively. Of these amounts, $44.2 million and $41.2 million, respectively, were recorded as current liabilities and are expected to be recorded as revenue in the following fiscal year, provided all other revenue recognition criteria have been met.

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

We used $1.4 million in cash for operating activities for the three months ended April 30, 2016, which reflects our net loss of $4.3 million, adjusted by non-cash charges of $2.5 million (consisting primarily of $1.6 million for stock-based compensation expense and $0.9 million for depreciation and amortization). Additional sources of cash inflows were from changes in our working capital, including a $2.5 million increase in deferred revenue and a $0.4 million decrease in accounts receivable, which was partially offset by a $0.9 million increase in prepaid expenses and other assets, a $1.3 million decrease in accounts payable and accrued expenses and a $0.2 million decrease in other long-term liabilities.

We used $1.2 million in cash for operating activities for the three months ended April 30, 2015, which reflects our net loss of $5.0 million, adjusted by non-cash charges of $2.5 million (consisting primarily of $0.5 million for stock-based compensation expense, $0.6 million for depreciation and amortization, $0.5 million for amortization of debt issuance costs, $0.2 million loss from disposal of fixed assets and $0.7 million for facility exit cost partially offset by a $0.1 million gain from change in fair value of warrant liability). Additional sources of cash inflows were from changes in our working capital, including a $1.8 million increase in deferred revenue, a $1.4 million decrease in accounts receivable, and a $0.2 million increase in other long-term liabilities, which was partially offset by a decrease of $1.9 million in prepaid expenses and other current assets.

Average days sales outstanding decreased from 83 days for the three months ended April 30, 2015 to 78 days for the three months ended April 30, 2016.

Net cash used in investing activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

We used $0.9 million in cash for investing activities for the three months ended April 30, 2016 compared to $2.0 million in for the three months ended April 30, 2015. The $1.1 million decrease in cash used in investing activities was primarily due to a reduction in purchases of property and equipment during the three months ended April 30, 2016 compared to the three months ended April 30, 2015, during which time as we made significant investments in hardware and software to support growth in our customer base. In particular, we made significant investments in enhancing our system architecture by completing an additional secure production environment during the three months ended April 30, 2015.

Net cash provided by financing activities

We generated $0.4 million in cash from financing activities for the three months ended April 30, 2016 which was primarily due to $1.0 million net proceeds from issuance of common stock. These increases were offset by payments of principal on term debt of $0.6 million. We used $0.3 million in cash from financing activities for the three months ended April 30, 2015 which was primarily due to $0.4 million of payments of deferred initial public offering costs and partially offset by $0.1 million net proceeds from issuance of common stock.

Capital resources

As of April 30, 2016, we had cash and cash equivalents of $46.0 million, which were predominantly denominated in U.S. dollars and consisted of bank deposits and money market funds. As of April 30, 2016, $0.4 million of cash was held by our foreign subsidiaries. We incurred net losses of $4.3 million, and $5.0 million during the three months ended April 30, 2016 and 2015, respectively. In addition, our accumulated deficit was $144.8 million as of April 30, 2016.

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

Contractual obligations

There were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Silicon Valley Bank credit facility

In August 2012, we entered into the SVB Agreement with SVB. In October 2014, we extended the maturity date of the SVB credit facility to August 20, 2016 and provided for increases in the LOC under such facility from $8.0 million to up to $13.0 million upon the achievement of certain milestones. In November 2014, we achieved the first such milestone and the revolving credit line under the facility was increased to $11.0 million. In October 2014, we entered into the Mezzanine Loan, a $10.0 million term loan facility. The Mezzanine Loan maturity date was October 24, 2017. In October 2014, we drew $10.0 million on the Mezzanine Loan. In November 2014, Westriver became a co-lender in the Mezzanine Loan.

In October 2015, we entered into the Amended SVB Agreement.  The Amended SVB Agreement, among other things, provided for increases in the revolving line of credit to $15.0 million and extended the maturity date to October 30, 2018, with a variable annual rate of interest of Prime plus 1.25% or LIBOR plus 2.5%.  As of April 30, 2016 and January 31, 2016, we had $8.5 million available under the SVB credit facility.  Lastly, as part of the Amended SVB Agreement, we entered into a $10.0 million SVB Term Loan, with a maturity date of September 30, 2019.  The SVB Term Loan carries a variable annual rate of interest of Prime plus 1.25% and require principal payments due in 16 equal quarterly installments and interest payments on a monthly basis.  In accordance with the Amended SVB Agreement, the $10.0 million outstanding under the Mezzanine Loan was paid in full in accordance with the terms of the Mezzanine Loan.  The Amended SVB Agreement contains several standard financial covenants with which we were in compliance as of April 30, 2016.

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

Contingencies

Other taxes

We conduct operations in many tax jurisdictions throughout the U.S. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with U.S. GAAP, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We believe that, as of April 30, 2016 and January 31, 2016, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more noncompliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

Off-balance sheet arrangements

During the three months ended April 30, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Recent Accounting Pronouncements

Simplifying the Accounting for Stock-Based Compensation:  In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes several aspects of the accounting for share-based payment award transactions, including: accounting for income taxes; classification of excess tax benefits on the statement of cash flows;  forfeitures; minimum statutory tax withholding requirements; and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  The ASU is effective beginning in the Company’s fiscal year ended January 31, 2018 and for the interim periods for the year then ended; early adoption is permitted.  The Company is currently evaluating the impact this standard will have on the consolidated financial statements and related disclosures.

Leases: In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. This guidance should be applied on a modified retrospective basis for the Company beginning in the first quarter of fiscal 2020. We have not yet begun to evaluate the impact this standard will have on our consolidated financial statements and related disclosures.

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

Foreign currency risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2016 and 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest rate sensitivity

We had cash and cash equivalents of $46.0 million and $48.0 million as of April 30, 2016 and as of January 31, 2016, respectively. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the three months ended April 30, 2016 and 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of April 30, 2016 and as of January 31, 2016, we had approximately $15.3 million and $15.9 million, respectively, in short- and long-term debt with variable interest rate components. A hypothetical increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2016 (Evaluation Date).

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

(c) Inherent Limitations on Effectiveness of Controls

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are party to various litigation matters and subject to claims arise in the ordinary course of our business including, for example, patent infringement lawsuits by non-practicing entities. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We currently believe that  these ordinary course matters will not have a material adverse effect on future results of operations; however the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We generated net losses of $4.3 million for the three months ended April 30, 2016. As of April 30, 2016 we had an accumulated deficit of $144.8 million. We will need to generate and sustain increased revenue levels in future periods in order to become and remain profitable. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our incentive compensation and employee and sales performance management solutions, meet the increased compliance requirements associated with our operation as a public company, scale our professional services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this filing, and unforeseen expenses, difficulties, complications and delays and other unknown events. We may not be able to maintain or increase our revenue levels, and we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

The market for incentive compensation solutions for employee and sales performance management is highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices. We compete primarily with companies offering incentive compensation and employee and sales performance management applications via hybrid cloud-based and on-premise solutions. We also compete with spreadsheets, homegrown systems, and toolsets and products developed by software providers that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our competitors include Callidus Software Inc., Cognos (a division of International Business Machines Corporation) and Oracle Corporation among others.

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

Our growth strategy depends, in part, on our ability to develop and launch new solutions on a timely basis. For example, in 2014, we launched two new products, Xactly Insights and Xactly Quota. We also introduced two new products, Xactly Inspire and Xactly Connect in May 2016. If existing and potential customers do not perceive the benefits of these new offerings, a market may not develop or may develop more slowly than we expect, either of which would adversely affect our revenue growth prospects. We also face the risk that customers may not understand or be willing to bear the cost of incorporating these newer solutions into their organizations. In addition, we have limited experience in pricing any new solutions, such as Xactly Insights, Xactly Quota, Xactly Inspire, and Xactly Connect, which could result in underpricing that adversely affects our expected financial performance, or overpricing that inhibits our customers’ acceptance of such new solutions. Even if the initial development and commercial introduction of any new solutions are successful, we cannot assure you that they will achieve widespread market acceptance or that any market acceptance will be sustainable over the longer term.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For each of the three months ended April 30, 2016 and the year ended January 31, 2016, revenue generated outside of the U.S. was approximately 10% of our total revenue. In addition, a number of our customers are U.S. companies with employees abroad, and we estimate that approximately 31% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2016. We currently have international offices outside of the U.S. in the United Kingdom for sales and marketing and support and India for research and development, support and professional services. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

We integrate our solutions with third-party applications and platforms. Our platform partners include Oracle Corporation, salesforce.com, inc., SAP AG and Workday, Inc. Our application program interfaces (APIs) allow our customers to integrate our solutions into their existing business processes and systems. Our customers use our APIs to import data into our solutions from customer relation management (CRM), enterprise resource planning (ERP), human capital management (HCM) and configure price quote (CPQ) solutions, such as those provided by Microsoft Corporation, Workday, Inc. and our platform partners, as well as to extract data from our solutions for use in CRM, finance and payroll solutions. The functionality and popularity of our incentive compensation and employee and sales performance management solutions depends, in part, on our ability to integrate our solutions with these third-party applications and platforms. Any deterioration in our relationship with any third-party applications provider or platform partner would harm our business and adversely affect our operating results.

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

While we have two issued U.S. patents and four U.S. patent applications pending, those applications and any patent applications that we may file in the future may not result in issued patents, and we may be unable to obtain protection for the covered technology. In addition, any patents issued or other intellectual property may not provide us with competitive advantages, or may be successfully challenged or invalidated by third parties through administrative process or litigation. Effective trademark, trade secret, patent, copyright and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Additional uncertainty may result from changes to intellectual property legislation enacted in the U.S. and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions or to use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries do not protect proprietary and intellectual property rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, including as counterclaims to any intellectual property litigation. Litigation is inherently uncertain, and any litigation, whether as a plaintiff or defendant and whether or not it is resolved in our favor, could result in significant expense to us and the invalidation or narrowing of the scope of our intellectual property and could divert the efforts of our technical and management personnel.

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

We may be subject to future foreign regulation requiring data collected or used within such foreign jurisdiction to reside there. Foreign data privacy laws and regulations, such as the EU’s Data Protection Directive, and the country-specific laws and regulations that implement the directive, also govern the processing of personally identifiable data, and may be stricter than U.S. laws. The EU formally adopted a General Data Protection Regulation, to supersede the Data Protection Directive in 2018, which would cause EU data privacy laws to be more stringent and to provide for greater penalties for noncompliance. Additionally, with regard to transfers of personal data from Europe to the U.S., we historically relied on the U.S.‑EU and U.S.‑Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for complying with certain restrictions on the transfer of personal data by U.S. companies from the EEA and Switzerland to the U.S. In October 2015,the Court of Justice of the EU issued a ruling invalidating the U.S.-EU Safe Harbor Framework as a method of complying with restrictions in the EU Data Protection Directive (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA.  We are in the process of implementing appropriate changes to our practices with respect to personal data as a result of this ruling, and this ruling may serve as a basis for our personal data handling practices, or those of our customers, to be challenged and may otherwise adversely impact our business. More recently, the U.S. and the EU reached political agreement regarding a new data transfer framework referred to as the U.S.-EU Privacy Shield, designed to replace the invalidated U.S.-EU Safe Harbor. The U.S.-EU Privacy Shield still faces reviews and other requirements before becoming effective. It is not clear that the U.S.-EU Privacy Shield will be formally adopted or that we will find it appropriate to utilize as a mechanism to legitimize data transfers from the EEA to the U.S. We are engaging in other measures to legitimize our transfers of personal data from the EEA to the U.S. in the interim. As a result of the Court of Justice of the EU’s ruling regarding the U.S.-EU Safe Harbor Framework, or if other restrictions are adopted by the EU or other jurisdictions upon the transfer of personal data to the U.S., we may have to create duplicative, and potentially expensive, information technology infrastructure and business operations in other jurisdictions, which may hinder our expansion plans in those jurisdictions or render such plans commercially infeasible. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us or to the businesses of our customers may be substantial and may limit the use and adoption of our solutions and reduce overall demand, may require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy, or may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws or regulations.

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

As of April 30, 2016, we had total outstanding indebtedness of approximately $15.3 million drawn under various credit facilities.

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

We have anti-corruption policies in effect to mandate compliance with the FCPA and other similar anti-bribery laws and are implementing a plan that seeks to ensure compliance with those policies. However, there can be no assurance that our employees and third-party intermediaries will comply with the FCPA and similar anti-bribery laws and the policies that we implement to seek to ensure compliance with them. Violations of the FCPA or other foreign anti-bribery laws, or allegations of such violations, could disrupt our business and cause us to suffer civil and criminal financial penalties and other sanctions, which may have a material adverse impact on our business, financial condition and results of operations.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2016, we have outstanding 29,837,703 shares of common stock.

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

Our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially own approximately 48.8% of our common stock outstanding based on shares outstanding as of April 30, 2016. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We will be required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report covering the fiscal year ending January 31, 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. If we are unable to comply with the requirements of Section 404 of the Sarbanes‑Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our IPO. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

•	provide that our directors may be removed only for cause;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
•	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.
•	These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

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

None.

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

Dated: June 8, 2016

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