Form 10-Q
period 2016-07-31
Xactly Corp
filed 2016-09-09
CIK 1322554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]   No  [X]

As of August 31, 2016, there were 30,750,335 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xactly Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	July 31, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$45,163	$48,027
Restricted cash, short term	102	286
Accounts receivable, net	22,591	20,278
Prepaid expenses and other current assets	3,669	3,219
Total current assets	71,525	71,810
Property and equipment, net	10,240	8,410
Goodwill	6,384	6,384
Other long-term assets	283	280
Total assets	$88,432	$86,884
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,986	$2,362
Accrued expenses	8,987	9,512
Debt, current portion	8,981	8,981
Deferred revenue, current portion	44,825	41,183
Total current liabilities	67,779	62,038
Debt, less current portion	5,586	6,826
Other long-term liabilities	3,806	4,257
Deferred revenue, less current portion	3,541	3,327
Total liabilities	80,712	76,448
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized as of July 31, 2016 and January 31, 2016, no shares issued or outstanding as of July 31, 2016 and January 31, 2016	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of July 31, 2016 and January 31, 2016; 30,669,086 and 29,542,537 shares issued and outstanding as of July 31, 2016 and January 31, 2016, respectively	31	30
Additional paid-in capital	156,988	151,064
Accumulated other comprehensive loss	(183)	(180)
Accumulated deficit	(149,116)	(140,478)
Total stockholders’ equity	7,720	10,436
Total liabilities and stockholders’ equity	$88,432	$86,884

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Revenue:
Subscription services	$18,167	$14,271	$35,488	$27,748
Professional services	5,797	4,081	11,730	8,427
Total revenue	23,964	18,352	47,218	36,175
Cost of revenue:
Subscription services	4,140	4,130	8,275	7,718
Professional services	5,154	3,743	10,701	7,424
Total cost of revenue	9,294	7,873	18,976	15,142
Gross profit	14,670	10,479	28,242	21,033
Operating expenses:
Research and development	4,534	3,852	8,883	7,361
Sales and marketing	10,718	8,623	19,916	15,767
General and administrative	3,570	3,574	7,688	7,123
Total operating expenses	18,822	16,049	36,487	30,251
Operating loss	(4,152)	(5,570)	(8,245)	(9,218)
Other income (expense):
Interest expense	(120)	(1,345)	(253)	(2,641)
Decrease in fair value of preferred stock warrant liabilities	—	3,487	—	3,542
Other income (expense), net	20	(30)	8	(33)
Total other income (expense)	(100)	2,112	(245)	868
Loss before income taxes	(4,252)	(3,458)	(8,490)	(8,350)
Income tax expense	69	17	148	119
Net loss	$(4,321)	$(3,475)	$(8,638)	$(8,469)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.28)	$(0.29)	$(1.10)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	30,326	12,280	30,005	7,679

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Net loss	$(4,321)	$(3,475)	$(8,638)	$(8,469)
Other comprehensive loss—foreign currency translation adjustments	(27)	(6)	(3)	(18)
Comprehensive loss	$(4,348)	$(3,481)	$(8,641)	$(8,487)

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,638)	$(8,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,763	1,447
Amortization of debt issuance costs	12	925
Stock-based compensation	3,564	1,282
Donation of common stock to XactlyOne Foundation	—	498
(Income) from change in fair value of warrant liabilities	—	(3,542)
Loss from disposal on fixed assets	1	245
Facility exit costs	—	693
Changes in operating assets and liabilities:
Accounts receivable	(2,313)	2,896
Prepaid expenses and other current assets	(451)	(3,697)
Other long-term assets	—	5
Accounts payable	463	153
Accrued expenses	(493)	901
Deferred revenue	3,856	3,254
Other long-term liabilities	(483)	469
Net cash used in operating activities	(2,719)	(2,940)
Cash flows from investing activities:
Purchases of property and equipment	(1,437)	(3,660)
Restricted cash	184	—
Net cash used in investing activities	(1,253)	(3,660)
Cash flows from financing activities:
Payments of principal on term debt	(1,250)	—
Principal payments under capital lease obligations	(1)	(1)
Proceeds from exercise of warrants to acquire convertible preferred stock, net of issuance costs	—	37
Proceeds from exercise of warrants to acquire common stock	581	—
Proceeds from exercise of stock options	1,377	554
Proceeds from issuance of common stock for ESPP	891	—
Taxes paid on exercise of options	(488)	—
Payment of deferred initial public offering costs	—	(1,042)
Proceeds from initial public offering, net of offering costs	—	58,844
Net cash provided by financing activities	1,110	58,392
Effect of exchange rate changes on cash and cash equivalents	(2)	(15)
Net increase (decrease) in cash and cash equivalents	(2,864)	51,777
Cash and cash equivalents at beginning of period	48,027	19,325
Cash and cash equivalents at end of period	$45,163	$71,102
Cash paid during the period for:
Interest, net	$246	$1,487
Income taxes	98	67
Noncash financing and investing activities:
Accrued equipment purchases	2,428	77
Leasehold improvements for deferred rent	—	2,275

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

Note 2. Balance Sheet Components

Accounts receivable, net consisted of the following (in thousands):

	July 31,	January 31,
	2016	2016
Accounts receivable	$21,641	$19,378
Unbilled accounts receivable	990	940
Allowance for doubtful accounts	(40)	(40)
Accounts receivable, net	$22,591	$20,278

Accrued expenses consisted of the following (in thousands):

	July 31,	January 31,
	2016	2016
Accrued compensation and benefits	$4,288	$5,148
Accrued expenses	2,076	1,909
Deferred rent	954	948
Accrued legal settlement	500	500
Sales tax payable	419	460
Other	750	547
Total accrued expenses	$8,987	$9,512

Other long-term liabilities consisted of the following (in thousands):

	July 31,	January 31,
	2016	2016
Deferred rent	$3,605	$4,088
Deferred tax liabilities	201	169
Total other long-term liabilities	$3,806	$4,257

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2016	2016
Computer software and equipment	$14,244	$12,830
Furniture and fixtures	765	752
Leasehold improvements	4,365	4,366
Construction in progress	2,516	348
Gross property and equipment	21,890	18,296
Less accumulated depreciation and amortization	(11,650)	(9,886)
Property and equipment, net	$10,240	$8,410

Depreciation and amortization expense for the three months ended July 31, 2016 and 2015 was $897,000 and $848,000, respectively, and for the six months ended July 31, 2016 and 2015 was $1,763,000 and $1,447,000, respectively.

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

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	July 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$41,501	$—	$—	$41,501
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$41,732	$—	$—	$41,732

	January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$46,387	$—	$—	$46,387
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$46,618	$—	$—	$46,618

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

The LOC had provided the Company with a revolving line of credit for $11,000,000 and allowed for an increase up to $13,000,000 if the Company met certain milestones. The Amended SVB Agreement increased the LOC from $11,000,000 to $15,000,000, and extended the maturity date from August 2016 to October 2018. The LOC carries a variable interest rate equal to Prime plus 1.25% or LIBOR plus 2.5%. As of July 31, 2016 and January 31, 2016, $6,500,000 had been borrowed under the LOC, leaving $8,500,000 available for borrowing. As of July 31, 2016 and January 31, 2016, the interest rate on the LOC was 2.99% and 2.93%, respectively. The SVB Term Loan provides for a $10,000,000 term loan with a maturity date of September 2019. The SVB Term Loan carries a variable interest rate of Prime plus 1.25% or LIBOR plus 2.5% and requires quarterly principal payments and monthly interest payments through the maturity date in September 2019. The terms of the SVB Term Loan were substantially different than the Mezzanine Loan and therefore the amendment was accounted for as an extinguishment of the Mezzanine Loan. As such, the SVB Term Loan was recorded at fair value and the existing unamortized debt issuance costs were included in the calculation of any gain or loss on extinguishment.  As of July 31, 2016 and January 31, 2016, $8,125,000 and $9,375,000, respectively, was outstanding under the SVB Term Loan. As of July 31, 2016 and January 31, 2016, the interest rate on the SVB Term Loan was 2.99% and 2.93%, respectively.

All of the Company’s agreements with SVB include various financial and non-financial covenants with which the Company was in compliance as of July 31, 2016 and January 31, 2016.

Note 5. Commitments and Contingencies

Minimum Service Commitments and Leases

The Company has certain contractual service contracts that contain non-cancellable minimum service commitments that expire on various dates through fiscal 2018 and leases office space and equipment under non-cancellable operating and capital leases that expire on various dates through fiscal 2022. These commitments as of January 31, 2016 are disclosed in the Company’s Annual Report on Form 10-K, and did not change materially during the six months ended July 31, 2016. Leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes minimum rental expenses and lease incentives for operating leases on a straight-line basis over the term of the leases.

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

Other Taxes

The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on the Company’s operations in that particular location. While the Company strives to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential noncompliance exposures have been identified. In accordance with U.S. GAAP, the Company makes a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated.

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

As of July 31, 2016, there were 30,669,086 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

As of July 31, 2016, an aggregate of 2,560,697 common shares were reserved and available for issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (ESPP) with the first offering period under the ESPP beginning on the effectiveness of the IPO Prospectus. As of such date, an aggregate of 600,000 shares of common stock were reserved and are available for issuance under the ESPP. During the six months ended July 31, 2016, the Company increased the shares reserved available for issuance under the ESPP by 590,851.  The Company issued 168,125 shares under the ESPP during the six months ended July 31, 2016. As of July 31, 2016, there were 1,022,726 shares reserved and were available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value, as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month purchase periods, starting on the first trading day on or after March 20 and September 20 of each year. The first purchase period began on the first trading day after the effective date of the registration statement and ended on March 20, 2016.

As of July 31, 2016, the Company had $716,797 in unrecognized stock-based compensation expense, net of estimated forfeitures, related to purchase rights that will be recognized over the weighted average period of approximately 1.1 years.

Stock option activity

Stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Balance at January 31, 2016	4,844,592	$4.49	6.6 years	$14,268
Granted	190,100	10.68	—	—
Exercised	(736,554)	1.88	—	—
Forfeited	(102,405)	8.07	—	—
Expired	(6,492)	7.65	—	—
Balance at July 31, 2016	4,189,241	$5.14	6.9 years	$30,513
Vested and expected to vest as of July 31, 2016	4,077,755	$5.04	6.9 years	$30,083
Exercisable as of July 31, 2016	2,460,476	$3.07	5.6 years	$23,002

The intrinsic value for options exercised represents the difference between the fair market value based on the valuation of the common stock as determined by the Company’s Board of Directors prior to the IPO, or the closing market price of the Company’s common stock, following the IPO, on the date of exercise and the exercise price of the in-the-money stock options.

As of July 31, 2016, there was $6,394,343 of unamortized stock-based compensation expense related to unvested stock options which will be recognized over a weighted average period of approximately 2.7 years.

Restricted stock units

A summary of RSU activity during the six months ended July 31, 2016 was as follows:

	Number of shares	Weighted average grant-date fair value
Balance at January 31, 2016	860,472	$8.48
Granted	431,358	9.56
Released	(125,451)	8.03
Forfeited	(52,756)	8.33
Balance at July 31, 2016	1,113,623	$8.95

As of July 31, 2016, there was a total of $8,811,321 in unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Valuation and expense of stock-based compensation

The fair value of stock options and ESPP awards is estimated at the grant date for options and issuance date for ESPP using the Black-Scholes option valuation model. The determination of fair value of stock options on the date of grant and ESPP awards on the date of issuance using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards based on average historical volatility of comparable entities with publicly traded shares and actual employee stock option exercise behavior. We recognize the stock-based compensation expense of RSUs, net of estimated forfeitures, over the vesting term. The stock-based compensation cost for RSUs is based on the fair value of our common stock on the date of grant.

Stock-based compensation from stock options, RSUs and the ESPP included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Cost of subscription services	$133	$93	$266	$165
Cost of professional services	224	68	415	109
Research and development	434	146	844	240
Sales and marketing	508	173	879	285
General and administrative	629	253	1,160	483
Total	$1,928	$733	$3,564	$1,282

Note 8. Income Taxes

For the three months ended July 31, 2016 and 2015, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.

Note 9. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(4,321)	$(3,475)	$(8,638)	$(8,469)
Denominator:
Weighted-average common shares outstanding	30,326	12,280	30,005	7,679
Basic and diluted net loss per share	$(0.14)	$(0.28)	$(0.29)	$(1.10)

The following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because they were anti-dilutive (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Shares of common stock issuable upon exercise of warrants	307	523	307	523
Shares of common stock issuable under stock option plans outstanding	5,303	4,579	5,303	4,579
Potential common shares excluded from diluted net loss per share	5,610	5,102	5,610	5,102

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

Revenue by location is determined by the billing address of the customer. Approximately 91% of the Company’s revenue was from the United States for the three months ended July 31, 2016 and 2015. Approximately 90% and 92% of the Company’s revenue was from the United States for the six months ended July 31, 2016 and 2015, respectively.  Revenue from no other individual country exceeded 10% of total revenue for the three and six months ended July 31, 2016 or 2015. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of July 31, 2016 and January 31, 2016, more than 95% of the Company’s property and equipment was located in the United States.

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

We were founded in March 2005 and initially we focused on providing incentive compensation solutions for sales personnel. As we have grown, we have expanded our solutions to serve all types of employees across a variety of industries and companies, ranging from FORTUNE 50 enterprises to small, emerging companies. Our initial commercially available solution was Xactly Incent Enterprise, our flagship solution, which helps large enterprise and mid-market companies manage the critical elements of incentive compensation. In 2010, we introduced Xactly Incent Express, our incentive compensation solution that provides streamlined functionality targeted to companies with fewer than 350 employees. In 2013, we introduced Xactly Objectives, a solution for both sales and non-sales personnel, allowing managers and employees to collaboratively track and achieve individual and shared goals. In August 2014, we introduced Xactly Insights, a solution which helps our customers make fact-based decisions to motivate employees and drive business performance using our empirical set of aggregated and anonymized data. In addition, over the years, we have also introduced modules that augment Xactly Incent Enterprise, such as analytics, modeling, automated workflows, quotas and approvals and credit assignment. In May 2016, we introduced Xactly Inspire, a solution for on-boarding and coaching for sales personnel and managers. Also in May 2016, we introduced Xactly Connect, an API solution for customers to leverage their own internal IT resources for managing data sources for incentive compensation.

Our customer base has been predominantly located in the U.S., and we plan to grow our customer base internationally. However, a number of our customers are U.S. companies with employees abroad. We estimate that approximately 31% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2016. For the three and six months ended July 31, 2016, approximately 91% and 90% of our revenue was from U.S. customers, respectively. We market our solutions and services through our direct sales force and sales support staff, and we also rely on partners to refer opportunities to our sales force.

Because we offer our solutions on a subscription basis, we have visibility into a substantial portion of our near-term subscription revenue. Subscriptions are typically sold through non-cancellable contracts with one to three year terms. Subscription fees are primarily based on the number of subscribers per customer per month. We generally invoice customers annually in advance. The prices we charge a customer per subscriber are driven, in part, by subscriber attributes and the number of subscribers for which that customer has contracted, with generally lower prices per subscriber for larger contracts consistent with industry practice. Customer attributes that impact pricing include, in no particular order, frequency of payment by the customer to its employees, complexity of the compensation plans, value of the employee’s compensation, value of the product or service that the employee is selling and the number of payees. Changes in competitive or market conditions may also cause us to reduce the prices we charge for our solutions or revise the pricing model upon which they are based. The average pricing per subscriber of our subscription services for the three and six months ended July 31, 2016 remained relatively consistent when compared to the three and six months ended July 31, 2015.  We recognize subscription services revenue ratably over the term of the contract, and amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet. Our deferred revenue does not include the unbilled portion of subscription agreements.

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

As of July 31, 2016, we had approximately 281,000 subscribers, compared to approximately 216,000 subscribers at July 31, 2015, an increase of approximately 30%. No single customer accounted for more than 5% of our revenue for the three or six months ended July 31, 2016 or 2015. Within our customer base, deployments range from implementations within a single division or geography to enterprise-wide or global deployments. Our growth to date has been a function of growth in new customers, new subscribers at current customers and sales of additional modules to current customers. While approximately 56% of our customers were enterprise and mid-market companies as of July 31, 2016, we derived approximately 91% and 92% of our revenue from enterprise and mid-market customers for the three and six months ended July 31, 2016, respectively. We define our enterprise customers as those customers with a minimum of 4,000 employees and our mid-market customers as those customers with at least 350 and less than 4,000 employees. We have sold our solutions to customers in a number of industry verticals, including business & financial services, communications, high-tech manufacturing, life sciences, travel & hospitality, media & internet and SaaS & traditional software.

We had total revenue of $24.0 million and $18.4 million for the three months ended July 31, 2016 and 2015, respectively, resulting in an increase of 31%. Our subscription revenue for the three months ended July 31, 2016 and 2015 was $18.2 million and $14.3 million, respectively, an increase of 27%. In addition, for the six months ended July 31, 2016 and 2015, our total revenue was $47.2 million and $36.2 million, respectively, an increase of 31%. Our subscription revenue for the six months ended July 31, 2016 and 2015 was $35.5 million and $27.7 million, respectively, an increase of 28%. We have made and expect to continue to make significant investments to support our growth, and accordingly have incurred net losses of $4.3 million and $3.5 million for the three months ended July 31, 2016 and 2015, respectively. For the six months ended July 31, 2016 and 2015, our net losses were $8.6 million and $8.5 million, respectively. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Subscribers

The number of subscribers at each of our customers ranges from tens to thousands. As of July 31, 2016, we had approximately 281,000 subscribers. This represents an increase of approximately 30% over the approximately 216,000 subscribers we had as of July 31, 2015. A subscriber is a unique user account purchased by a customer for use by an employee or other customer-authorized user.

	As of July 31,
	2016	2015
Subscribers*	281,000	216,000

*	Rounded to the nearest thousand.

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

Results of operations

The following tables show our results of operations in dollars and as a percentage of our total revenue. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2016	2015	2016	2015
Revenue:
Subscription services	$18,167	$14,271	$35,488	$27,748
Professional services	5,797	4,081	11,730	8,427
Total revenue	23,964	18,352	47,218	36,175
Cost of revenue:
Subscription services	4,140	4,130	8,275	7,718
Professional services	5,154	3,743	10,701	7,424
Total cost of revenue	9,294	7,873	18,976	15,142
Gross profit	14,670	10,479	28,242	21,033
Operating expenses:
Research and development	4,534	3,852	8,883	7,361
Sales and marketing	10,718	8,623	19,916	15,767
General and administrative	3,570	3,574	7,688	7,123
Total operating expenses	18,822	16,049	36,487	30,251
Operating loss	(4,152)	(5,570)	(8,245)	(9,218)
Total other income (expense)	(100)	2,112	(245)	868
Loss before income taxes	(4,252)	(3,458)	(8,490)	(8,350)
Income tax expense	69	17	148	119
Net loss	$(4,321)	$(3,475)	$(8,638)	$(8,469)

Percentage of total revenue

	Three months ended July 31,*		Six months ended July 31,*
	2016	2015	2016	2015
Revenue:
Subscription services	76%	78%	75%	77%
Professional services	24	22	25	23
Total revenue	100	100	100	100
Cost of revenue:
Subscription services	17	23	18	21
Professional services	22	20	23	21
Total cost of revenue	39	43	40	42
Gross profit	61	57	60	58
Operating expenses:
Research and development	19	21	19	20
Sales and marketing	45	47	42	44
General and administrative	15	19	16	20
Total operating expenses	79	87	77	84
Operating loss	(17)	(30)	(17)	(25)
Total other income (expense)	—	12	(1)	2
Loss before income taxes	(18)	(19)	(18)	(23)
Income tax expense	—	—	—	—
Net loss	(18)%	(19)%	(18)%	(23)%

*	Certain figures may not sum due to rounding.

Comparison of the three and six months ended July 31, 2016 and 2015

Revenue

	Three months ended July 31,				Six months ended July 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Subscription services	$18,167	$14,271	$3,896	27%	$35,488	$27,748	$7,740	28%
Professional services	5,797	4,081	1,716	42%	11,730	8,427	3,303	39%
Total revenue	$23,964	$18,352	$5,612	31%	$47,218	$36,175	$11,043	31%
Percentage of revenue:
Subscription services	76%	78%			75%	77%
Professional services	24%	22%			25%	23%
Total	100%	100%			100%	100%

Total revenue increased by $5.6 million, or 31%, and $11.0 million, or 31%, for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015, respectively.

Subscription services revenue increased by $3.9 million, or 27%, and $7.7 million, or 28%, for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015, respectively. The increase in subscription services revenue was primarily due to the addition of new customers and to a lesser extent, an increase in subscribers at existing customers, as well as the sale of additional modules to existing customers.

Professional services revenue increased by $1.7 million, or 42%, and $3.3 million, or 39%, for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015, respectively. The increase in professional services revenue was primarily related to an increase in implementation and integration services due to the increase in the number of new customers purchasing our subscriptions.

Cost of revenue and gross margin

	Three months ended July 31,				Six months ended July 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenue:
Subscription services	$4,140	$4,130	$10	—%	$8,275	$7,718	$557	7%
Professional services	5,154	3,743	1,411	38%	10,701	7,424	3,277	44%
Total cost of revenue	$9,294	$7,873	$1,421	18%	$18,976	$15,142	$3,834	25%
Gross profit	$14,670	$10,479	$4,191	40%	$28,242	$21,033	$7,209	34%
Gross margin	61%	57%	4%		60%	58%	2%
Percentage of revenue: *
Cost of subscription services	17%	23%			18%	21%
Cost of professional services	22%	20%			23%	21%
Total	39%	43%			40%	42%

*	Certain figures may not sum due to rounding.

Cost of revenue increased by $1.4 million, or 18%, and 3.8 million, or 25%, for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015, respectively.

Cost of subscription services increased by an immaterial amount for the three months ended July 31, 2016 compared to the three months ended July 31, 2015, and by $0.6 million, or 7%, for the six months ended July 31, 2016 compared to the six months ended July 31, 2015. For the six months ended July 31, 2016, the increase was due to a $0.4 million increase in depreciation expense and licensed software, an increase of $0.2 million in personnel costs for headcount in customer support and operations necessary to support the growth in our subscriber base and a $0.1 million increase in royalty costs and outside services.  These increases were partially offset by a decrease in hosting services of $0.2 million.

Cost of professional services increased $1.4 million, or 38%, and $3.3 million, or 44%, for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015, respectively. For the three months ended July 31, 2016, the increase was primarily due to increases of $0.6 million in outside services, $0.5 million in personnel costs as we added delivery capacity to support increased demand, and $0.2 million in stock-based compensation expense. For the six months ended July 31, 2016, the increase was primarily due to a $1.5 million increase in outside services, a $1.4 million increase in personnel costs related to increases in salaries and bonuses and a $0.3 million increase in travel and entertainment costs.

Overall gross margin increased to 61% for the three months ended July 31, 2016 compared to 57% for the three months ended July 31, 2015.  The overall gross margin increase was primarily due to the increase in subscription services revenue while the cost of subscription revenue held steady. Overall gross margin increased to 60% for the six months ended July 31, 2016 compared to 58% for the six months ended July 31, 2015.  The overall gross margin increase was primarily due to the increase in subscription services revenue while the cost of subscription revenue increased only slightly.

Operating expenses

	Three months ended July 31,				Six months ended July 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$4,534	$3,852	$682	18%	$8,883	$7,361	$1,522	21%
Sales and marketing	10,718	8,623	2,095	24%	19,916	15,767	4,149	26%
General and administrative	3,570	3,574	(4)	—%	7,688	7,123	565	8%
Total operating expenses	$18,822	$16,049	$2,773	17%	$36,487	$30,251	$6,236	21%
Percentage of revenue: *
Research and development	19%	21%			19%	20%
Sales and marketing	45%	47%			42%	44%
General and administrative	15%	19%			16%	20%
Total	79%	87%			77%	84%

*	Certain figures may not sum due to rounding.

Research and development expenses increased by $0.7 million, or 18%, and $1.5 million, or 21%, for the three and six months ended July 31, 2016, compared to the three and six months ended July 31, 2015, respectively. The increase for the three months ended July 31, 2016 was primarily due to an increase in personnel costs of $0.3 million related to increases in headcount to support our development and product management teams, as well as an increase of $0.3 million in stock-based compensation expense. The increase for the six months ended July 31, 2016 was primarily due to an increase in personnel costs of $0.9 million related to increases in headcount to support our development and product management teams as well as an increase in stock-based compensation expense of $0.6 million.

Sales and marketing expenses increased by $2.1 million, or 24%, and $4.1 million, or 26%, for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015, respectively. The increase for the three months ended July 31, 2016 was primarily due to an increase in personnel costs of $1.1 million related to an increase in headcount, a $0.4 million increase in marketing and promotions, a $0.3 million increase in stock-based compensation expense, and an increase of $0.2 million in commissions related to higher billings. The increase for the six months ended July 31, 2016 was primarily due to an increase in personnel costs of $1.9 million related to an increase in headcount, a $0.6 million increase in stock-based compensation, a $0.6 million increase in marketing and promotional expenses related to increased partner and customer marketing costs, a $0.4 million increase in commissions related to increased billings for the six months ended July 31, 2016 as compared to the six months ended July 31, 2015, and a $0.3 million increase in lead generation costs.

General and administrative expenses decreased by an immaterial amount for the three months ended July 31, 2016 compared to the three months ended July 31, 2015, and increased by $0.6 million, or 8%, for the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The increase for the six months ended July 31, 2016 was primarily due to an increase in stock-based compensation expense of $0.7 million, and a $0.6 million increase in personnel costs, primarily as a result of increased headcount, and an increase in legal and accounting costs of $0.1 million. These increases were partially offset by decreases in facilities costs of $0.6 million related to exit costs following the relocation of our corporate headquarters in fiscal 2016 and decreases in other general and administrative costs of $0.4 million, due primarily to the donation of common stock to the XactlyOne Foundation in fiscal 2016.

Total other income (expense)

	Three months ended July 31,				Six months ended July 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest expense	$(120)	$(1,345)	$1,225	(91)%	$(253)	$(2,641)	$2,388	(90)%
(Increase) decrease in fair value of preferred stock warrant liabilities	—	3,487	(3,487)	(100)%	—	3,542	(3,542)	(100)%
Other income (expense), net	20	(30)	50	167%	8	(33)	41	124%
Total other income (expense)	$(100)	$2,112	$(2,212)	105%	$(245)	$868	$(1,113)	128%
Percentage of revenue: *
Interest expense	(1)%	(7)%			(1)%	(7)%
(Increase) decrease in fair value of preferred stock warrant liabilities	—%	19%			—%	10%
Other income (expense), net	—%	—%			—%	—%
Total	—%	12%			(1)%	2%

*	Certain figures may not sum due to rounding.

Interest expense decreased by $1.2 million and $2.4 million for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015, respectively, primarily due to interest accrued on a smaller outstanding principal balance and lower interest rates under our credit facilities, as well as a decrease in non-cash amortization of the debt discount being amortized over the term of the related debt facility. On August 31, 2015, we repaid in full all amounts outstanding under the Wellington Agreement (as defined below) in accordance with its terms using a portion of the proceeds from the IPO. The principal balance outstanding under the Wellington Agreement was $15.4 million and had a fixed term interest rate of 9.5% per annum. In October 2015, we repaid our Mezzanine Loan (as defined below) which, as of July 31, 2015, had a principal balance outstanding of $10.0 million and a fixed term interest rate of 9.5% per annum, with proceeds from our SVB Term Loan (as defined below in “Liquidity and capital resources”) which had a principal balance of $8.1 million and a variable interest rate of 2.99% as of July 31, 2016.

In connection with our initial public offering (IPO), all outstanding convertible preferred stock warrants were converted to warrants for common stock and reclassified to additional paid-in capital. Therefore, in the six months ended July 31, 2016, there were no preferred stock warrant liabilities. In the six months ended July 31, 2015, we recorded a $3.5 million benefit for the decrease in the fair value of our preferred stock warrant liabilities primarily due to an overall decrease in the fair value of the existing warrants based on the initial public offering price of our common stock.

Liquidity and capital resources

Liquidity

The following table summarizes our cash flows for the periods indicated:

	Six months ended July 31,
(in thousands)	2016	2015
Net cash used in operating activities	$(2,719)	$(2,940)
Net cash used in investing activities	(1,253)	(3,660)
Net cash provided by financing activities	1,110	58,392
Cash and cash equivalents	45,163	71,102

Prior to our IPO, we financed our operations primarily through the sales of our solutions, private placements of our convertible preferred stock and proceeds from our credit facilities in the form of term debt, capital leases and a revolving line of credit. In July 2015, we raised gross proceeds of $63.3 million in our IPO. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58.8 million, before offering costs of approximately $4.3 million. As of July 31, 2016 and January 31, 2016, we had $45.2 million and $48.0 million, respectively, of cash and cash equivalents.

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

In October 2015, we entered into an Amended and Restated Loan and Security Agreement with SVB (Amended SVB Agreement) which provided for an increase of the LOC to $15.0 million and extended the term of the maturity date to October 2018.  As of July 31, 2016 and January 31, 2016, we had $6.5 million outstanding under the LOC.

In October 2015, as part of the Amended SVB Agreement, we entered into a $10 million term loan with SVB (SVB Term Loan) which was used to repay the $10.0 million outstanding under the Mezzanine Loan in full in accordance with its terms. The SVB Term Loan matures on September 30, 2019.  As of July 31, 2016, we had $8.1 million outstanding under the SVB Term Loan.

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

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue primarily consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2016 and January 31, 2016, we had deferred revenue of $48.4 million and $44.5 million, respectively. Of these amounts, $44.8 million and $41.2 million, respectively, were recorded as current liabilities and are expected to be recorded as revenue in the following fiscal year, provided all other revenue recognition criteria have been met.

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

We used $2.7 million in cash for operating activities for the six months ended July 31, 2016, which reflects our net loss of $8.6 million, adjusted by non-cash charges of $5.3 million (consisting primarily of $3.6 million for stock-based compensation expense and $1.8 million for depreciation and amortization). Additional sources of cash inflows were from changes in our working capital, including a $3.9 million increase in deferred revenue and a $0.5 million increase in accounts payable, which was partially offset by a $2.3 million increase in accounts receivable, a $0.5 million decrease in accrued expenses, a $0.5 million decrease in other long-term liabilities and a $0.5 million increase in prepaid expenses and other current assets.

We used $2.9 million in cash for operating activities for the six months ended July 31, 2015, which reflects our net loss of $8.5 million, adjusted by non-cash charges of $1.5 million (consisting primarily of $1.3 million for stock-based compensation, $1.4 million for depreciation and amortization, $0.9 million for amortization of debt issuance costs, $0.7 million for facility exit costs and $0.5 million related to the donation of our common stock to the XactlyOne Foundation, partially offset by a $3.5 million gain from the change in fair value of warrant liability). Additional sources of cash inflows were from changes in our working capital, including a $2.9 million decrease in accounts receivable, a $3.3 million increase in deferred revenue, a $1.1 million increase in accounts payable and accrued expenses and a $0.5 million increase in other long-term liabilities, which was partially offset by a $3.7 million increase in prepaid expenses and other current assets.

Average days sales outstanding remained consistent at 79 days for the six months ended July 31, 2016 and 2015.

Net cash used in investing activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

We used $1.3 million in cash for investing activities for the six months ended July 31, 2016 compared to $3.7 million in for the six months ended July 31, 2015. The $2.4 million decrease in cash used in investing activities was primarily due to a reduction in purchases of property and equipment during the six months ended July 31, 2016 compared to the six months ended July 31, 2015, during which time as we made significant investments in hardware and software to support growth in our customer base. In particular, we made significant investments in enhancing our system architecture by completing an additional secure production environment during the six months ended July 31, 2015.

Net cash provided by financing activities

We generated $1.1 million in cash from financing activities for the six months ended July 31, 2016 which was primarily due to $2.8 million net proceeds from issuance of common stock as a result of option exercises, issuances associated with the ESPP and exercise of warrants. These increases were offset by payments of principal on term debt of $1.3 million and tax payments related to the vesting of restricted stock awards of $0.5 million. We generated $58.4 million in cash from financing activities for the six months ended July 31, 2015 which was primarily due to $57.8 million net proceeds from our IPO and $0.6 million proceeds from exercise of stock options.

Capital resources

As of July 31, 2016, we had cash and cash equivalents of $45.2 million, which were predominantly denominated in U.S. dollars and consisted of bank deposits and money market funds. As of July 31, 2016, $0.3 million of cash was held by our foreign subsidiaries. We incurred net losses of $4.3 million, and $3.5 million during the three months ended July 31, 2016 and 2015, respectively, and $8.6 million and $8.5 million during the six months ended July 31, 2016 and 2015, respectively. In addition, our accumulated deficit was $149.1 million as of July 31, 2016.

We may require access to capital to fund our operations, including general working capital for operating expenses, purchases of property and equipment for our operations, and other needs. We believe that our existing liquidity sources will satisfy our cash requirements and operations (including continued growth in revenue and employees) for at least the next 12 months. We expect that our operating losses and negative cash flows from operations will continue through at least the foreseeable future. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We cannot assure you that such additional financing will be available at terms acceptable to us, or at all. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in obtaining additional debt or equity financings, our plans for continued growth may need to be curtailed.

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

In October 2015, we entered into the Amended SVB Agreement.  The Amended SVB Agreement, among other things, provided for increases in the revolving line of credit to $15.0 million and extended the maturity date to October 30, 2018, with a variable annual rate of interest of Prime plus 1.25% or LIBOR plus 2.5%.  As of July 31, 2016 and January 31, 2016, we had $8.5 million available under the SVB credit facility.  Lastly, as part of the Amended SVB Agreement, we entered into a $10.0 million SVB Term Loan, with a maturity date of September 30, 2019.  The SVB Term Loan carries a variable annual rate of interest of Prime plus 1.25% or LIBOR plus 2.5% and require principal payments due in 16 equal quarterly installments and interest payments on a monthly basis.  In accordance with the Amended SVB Agreement, the $10.0 million outstanding under the Mezzanine Loan was paid in full in accordance with the terms of the Mezzanine Loan.  The Amended SVB Agreement contains several standard financial covenants with which we were in compliance as of July 31, 2016.

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

Contingencies

Other taxes

We conduct operations in many tax jurisdictions throughout the U.S. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential noncompliance exposures have been identified. In accordance with U.S. GAAP, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We believe that, as of July 31, 2016 and January 31, 2016, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more noncompliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

Off-balance sheet arrangements

During the three months ended July 31, 2016 and 2015 and the six months ended July 31, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Foreign currency risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended July 31, 2016 and 2015 and the six months ended July 31, 2016 and 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest rate sensitivity

We had cash and cash equivalents of $45.2 million and $48.0 million as of July 31, 2016 and as of January 31, 2016, respectively. Our cash and cash equivalents are held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the fiscal year ended January 31, 2016 and the six months ended July 31, 2016 and 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of July 31, 2016 and as of January 31, 2016, we had approximately $14.6 million and $15.9 million, respectively, in short- and long-term debt with variable interest rate components. A hypothetical increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2016 (Evaluation Date).

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

We generated net losses of $4.3 million and $8.6 million for the three and six months ended July 31, 2016, respectively. As of July 31, 2016 we had an accumulated deficit of $149.1 million. We will need to generate and sustain increased revenue levels in future periods in order to become and remain profitable. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our incentive compensation and employee and sales performance management solutions, meet the increased compliance requirements associated with our operation as a public company, scale our professional services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this filing, and unforeseen expenses, difficulties, complications and delays and other unknown events. We may not be able to maintain or increase our revenue levels, and we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For each of the six months ended July 31, 2016 and the year ended January 31, 2016, revenue generated outside of the U.S. was approximately 10% of our total revenue. In addition, a number of our customers are U.S. companies with employees abroad, and we estimate that approximately 31% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2016. We currently have international offices outside of the U.S. in the United Kingdom for sales and marketing and support and India for research and development, support and professional services. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•

changes in a specific country’s or region’s political or economic conditions including the impact, if any, of the United Kingdom’s vote to leave the European Union (EU) (commonly referred to as “Brexit”);

•	unexpected changes in regulatory requirements, taxes or trade laws;
•

more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the EU, including, in certain jurisdictions such as Germany, the requirement to locate our data in data centers in such jurisdiction;

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

Our overall performance depends in part on U.S. and worldwide economic conditions, especially as the macroeconomic environment impacts our customers. Key economies have experienced downturns in the past in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. In addition, political developments may exasperate economic conditions, such as the Brexit vote which creates an uncertain political, regulatory and economic environment in the United Kingdom and potentially across other EU member states, and may last for a number of months or years. These conditions may affect the rate of information technology spending generally and could adversely affect our customers’ ability or willingness to purchase our solutions and professional services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results. In particular, if any such economic slowdown disproportionately impacts any particular industry verticals of our customers, we may face diminished demand for our solutions or a contraction of subscribers and modules, which would significantly harm our revenue and results of operations.

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

We may be subject to future foreign regulation requiring data collected or used within such foreign jurisdiction to reside there. Foreign data privacy laws and regulations, such as the EU’s Data Protection Directive, and the country-specific laws and regulations that implement the directive, also govern the processing of personally identifiable data, and may be stricter than U.S. laws. The EU formally adopted the GDPR, to supersede the Data Protection Directive in 2018, which would cause EU data privacy laws to be more stringent and to provide for greater penalties for noncompliance. Additionally, with regard to transfers of personal data from Europe to the U.S., we historically relied on the U.S.‑EU and U.S.‑Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for complying with certain restrictions on the transfer of personal data by U.S. companies from the EEA and Switzerland to the U.S. In October 2015,the Court of Justice of the EU issued a ruling invalidating the U.S.-EU Safe Harbor Framework as a method of complying with restrictions in the EU Data Protection Directive (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA.  We are in the process of implementing appropriate changes to our practices with respect to personal data as a result of this ruling, and this ruling may serve as a basis for our personal data handling practices, or those of our customers, to be challenged and may otherwise adversely impact our business. More recently, the U.S. and the EU reached political agreement regarding a new data transfer framework referred to as the U.S.-EU Privacy Shield, designed to replace the invalidated U.S.-EU Safe Harbor. The U.S.-EU Privacy Shield has recently become effective, but it is not clear that we will find it appropriate to utilize as a mechanism to legitimize data transfers from the EEA to the U.S. We are engaging in other measures to legitimize our transfers of personal data from the EEA to the U.S. in the interim. As a result of the Court of Justice of the EU’s ruling regarding the U.S.-EU Safe Harbor Framework, or if other restrictions are adopted by the EU or other jurisdictions upon the transfer of personal data to the U.S., we may have to create duplicative, and potentially expensive, information technology infrastructure and business operations in other jurisdictions, which may hinder our expansion plans in those jurisdictions or render such plans commercially infeasible. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us or to the businesses of our customers may be substantial and may limit the use and adoption of our solutions and reduce overall demand, may require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy, or may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws or regulations.

Further, the Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the pending GDPR, or other data protection laws or regulations, and how data transfers to and from the United Kingdom will be regulated.

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

As of July 31, 2016, we had total outstanding indebtedness of approximately $14.6 million drawn under various credit facilities.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2016, we have outstanding 30,669,086 shares of common stock.

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

Our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially owned approximately 49% of our common stock outstanding based on shares outstanding as of April 30, 2016. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

On August 31, 2015, we repaid in full all amounts outstanding under the Wellington Agreement (as defined below) in accordance with its terms using a portion of the proceeds from the IPO. The principal balance outstanding under the Wellington Agreement was $15.4 million and had a fixed term interest rate of 9.5% per annum. The terms of the Wellington Agreement are described in further detail elsewhere in this report. Other than this debt repayment, there has been no material change in the planned use of proceeds from our IPO as described in our IPO Prospectus.  We invested the remaining funds received in the IPO in money market funds.

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

Dated: September 9, 2016

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