Form 10-Q
period 2016-10-31
Xactly Corp
filed 2016-12-09
CIK 1322554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2016

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

As of November 30, 2016, there were 31,331,597 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xactly Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	October 31, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$16,236	$48,027
Short-term marketable securities	25,026	—
Restricted cash, short term	102	286
Accounts receivable, net	22,877	20,278
Prepaid expenses and other current assets	4,228	3,219
Total current assets	68,469	71,810
Property and equipment, net	9,485	8,410
Goodwill	6,384	6,384
Other long-term assets	282	280
Total assets	$84,620	$86,884
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,560	$2,362
Accrued expenses	8,491	9,512
Debt, current portion	8,981	8,981
Deferred revenue, current portion	46,608	41,183
Total current liabilities	65,640	62,038
Debt, less current portion	4,966	6,826
Other long-term liabilities	3,585	4,257
Deferred revenue, less current portion	3,600	3,327
Total liabilities	77,791	76,448
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized as of October 31, 2016 and January 31, 2016, no shares issued or outstanding as of October 31, 2016 and January 31, 2016	—	—
Common stock $0.001 par value; 1,000,000,000 shares authorized as of October 31, 2016 and January 31, 2016; 31,272,236 and 29,542,537 shares issued and outstanding as of October 31, 2016 and January 31, 2016, respectively	31	30
Additional paid-in capital	160,352	151,064
Accumulated other comprehensive loss	(217)	(180)
Accumulated deficit	(153,337)	(140,478)
Total stockholders’ equity	6,829	10,436
Total liabilities and stockholders’ equity	$84,620	$86,884

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Revenue:
Subscription services	$18,455	$15,157	$53,943	$42,905
Professional services	5,490	3,940	17,220	12,367
Total revenue	23,945	19,097	71,163	55,272
Cost of revenue:
Subscription services	4,242	3,973	12,517	11,691
Professional services	4,958	3,877	15,659	11,301
Total cost of revenue	9,200	7,850	28,176	22,992
Gross profit	14,745	11,247	42,987	32,280
Operating expenses:
Research and development	4,622	4,130	13,505	11,491
Sales and marketing	10,440	9,319	30,356	25,086
General and administrative	3,725	3,330	11,413	10,453
Total operating expenses	18,787	16,779	55,274	47,030
Operating loss	(4,042)	(5,532)	(12,287)	(14,750)
Other income (expense):
Interest expense	(124)	(3,227)	(377)	(5,868)
Loss on extinguishment of debt	—	(1,524)	—	(1,524)
Decrease in fair value of preferred stock warrant liabilities	—	—	—	3,542
Other income (expense), net	20	(12)	28	(45)
Total other income (expense)	(104)	(4,763)	(349)	(3,895)
Loss before income taxes	(4,146)	(10,295)	(12,636)	(18,645)
Income tax expense	74	62	223	181
Net loss	$(4,220)	$(10,357)	$(12,859)	$(18,826)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.36)	$(0.42)	$(1.26)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	30,948	29,157	30,322	14,917

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Net loss	$(4,220)	$(10,357)	$(12,859)	$(18,826)
Change in fair value of marketable securities adjustments	(12)	—	(12)	—
Other comprehensive income (loss)—foreign currency translation adjustments	(22)	(21)	(25)	(39)
Comprehensive loss	$(4,254)	$(10,378)	$(12,896)	$(18,865)

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,859)	$(18,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,739	2,278
Loss on extinguishment of debt	—	1,524
Amortization of debt issuance costs	18	3,501
Stock-based compensation	5,815	2,447
Donation of common stock to XactlyOne Foundation	—	498
(Income) from change in fair value of warrant liabilities	—	(3,542)
Loss from disposal on fixed assets	31	245
Amortization of premium on marketable securities	1	—
Facility exit costs	—	693
Changes in operating assets and liabilities:
Accounts receivable	(2,599)	1,938
Prepaid expenses and other current assets	(939)	(2,936)
Other long-term assets	—	7
Accounts payable	(753)	959
Accrued expenses	(970)	895
Deferred revenue	5,698	5,638
Other long-term liabilities	(723)	46
Net cash used in operating activities	(4,541)	(4,635)
Cash flows from investing activities:
Purchases of property and equipment	(3,901)	(3,888)
Purchases of marketable securities	(25,112)	—
Restricted cash	184	—
Net cash used in investing activities	(28,829)	(3,888)
Cash flows from financing activities:
Proceeds from principal on term debt, net of issuance costs	—	9,937
Payments of principal on term debt	(1,875)	(25,408)
Principal payments under capital lease obligations	(2)	(2)
Proceeds from exercise of warrants to acquire convertible preferred stock, net of issuance costs	—	37
Proceeds from exercise of warrants to acquire common stock	581	—
Proceeds from exercise of stock options	2,263	582
Proceeds from issuance of common stock for ESPP	1,768	—
Taxes paid on exercise of options	(1,136)	—
Payment of deferred initial public offering costs	—	(2,712)
Proceeds from initial public offering, net of offering costs	—	58,844
Net cash provided by financing activities	1,599	41,278
Effect of exchange rate changes on cash and cash equivalents	(20)	(33)
Net increase (decrease) in cash and cash equivalents	(31,791)	32,722
Cash and cash equivalents at beginning of period	48,027	19,325
Cash and cash equivalents at end of period	$16,236	$52,047
Cash paid during the period for:
Interest, net	$367	$2,178
Income taxes	168	134
Noncash financing and investing activities:
Accrued equipment purchases	218	192
Leasehold improvements for deferred rent	—	2,275

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, revenue and sales allowances, allowance for doubtful accounts, determination of the fair value of short-term marketable securities, determination of the fair value of common and preferred stock and preferred stock warrant liabilities (prior to IPO), stock-based compensation, determination of the fair value of acquired intangible assets, contingent liabilities and accounting for income taxes. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Note 2. Balance Sheet Components

Accounts receivable, net consisted of the following (in thousands):

	October 31,	January 31,
	2016	2016
Accounts receivable	$21,864	$19,378
Unbilled accounts receivable	1,053	940
Allowance for doubtful accounts	(40)	(40)
Accounts receivable, net	$22,877	$20,278

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2016	2016
Computer software and equipment	$16,718	$12,830
Furniture and fixtures	764	752
Leasehold improvements	4,559	4,366
Construction in progress	36	348
Gross property and equipment	22,077	18,296
Less accumulated depreciation and amortization	(12,592)	(9,886)
Property and equipment, net	$9,485	$8,410

Depreciation and amortization expense for the three months ended October 31, 2016 and 2015 was $976,000 and $831,000, respectively, and for the nine months ended October 31, 2016 and 2015 was $2,739,000 and $2,278,000, respectively.

Accrued expenses consisted of the following (in thousands):

	October 31,	January 31,
	2016	2016
Accrued compensation and benefits	$3,754	$5,148
Accrued expenses	1,754	1,909
Deferred rent	960	948
Accrued legal settlement	500	500
Sales tax payable	516	460
Other	1,007	547
Total accrued expenses	$8,491	$9,512

Other long-term liabilities consisted of the following (in thousands):

	October 31,	January 31,
	2016	2016
Deferred rent	$3,364	$4,088
Deferred tax liabilities	221	169
Total other long-term liabilities	$3,585	$4,257

Note 3. Marketable Securities

At October 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$2,400	$—	$—	$2,400
Commercial paper	3,788	—	(2)	3,786
Corporate bonds	16,846	—	(9)	16,837
U.S. government agencies	2,004	—	(1)	2,003
Money market funds	2,919	—	—	2,919
	$27,957	$—	$(12)	$27,945
Included in cash and cash equivalents	$2,919	$—	$—	$2,919
Included in short-term marketable securities	$25,038	$—	$(12)	$25,026

At January 31, 2016 the Company did not have any marketable securities.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of October 31, 2016, the Company does not consider any of its investments to be other-than-temporarily impaired. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, the Company classifies its investments, including securities with maturities beyond twelve months as “current assets” in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remaining securities are reflected in cash and cash equivalents. During the three and nine months ended October 31, 2016, the Company did not sell any of its marketable securities.

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

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	October 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$13,743	$—	$—	$13,743
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Certificates of deposit	—	2,400	—	2,400
Commercial paper	—	3,786	—	3,786
Corporate bonds	—	16,837	—	16,837
U.S. government agencies	—	2,003	—	2,003
Total	$13,974	$25,026	$—	$39,000

	January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$46,387	$—	$—	$46,387
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$46,618	$—	$—	$46,618

Note 5. Debt

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

The LOC had provided the Company with a revolving line of credit for $11,000,000 and allowed for an increase up to $13,000,000 if the Company met certain milestones. The Amended SVB Agreement increased the LOC from $11,000,000 to $15,000,000, and extended the maturity date from August 2016 to October 2018. The LOC carries a variable interest rate equal to Prime plus 1.25% or LIBOR plus 2.5%. As of October 31, 2016 and January 31, 2016, $6,500,000 had been borrowed under the LOC, leaving $8,500,000 available for borrowing. As of October 31, 2016 and January 31, 2016, the interest rate on the LOC was 3.02% and 2.93%, respectively. The SVB Term Loan provides for a $10,000,000 term loan with a maturity date of September 2019. The SVB Term Loan carries a variable interest rate of Prime plus 1.25% or LIBOR plus 2.5% and requires equal quarterly principal payments and monthly interest payments through the maturity date in September 2019. The terms of the SVB Term Loan were substantially different than the Mezzanine Loan and therefore the amendment was accounted for as an extinguishment of the Mezzanine Loan. As such, the SVB Term Loan was recorded at fair value and the existing unamortized debt issuance costs were included in the calculation of any gain or loss on extinguishment.  As of October 31, 2016 and January 31, 2016, $7,500,000 and $9,375,000, respectively, was outstanding under the SVB Term Loan. As of October 31, 2016 and January 31, 2016, the interest rate on the SVB Term Loan was 3.03% and 2.93%, respectively.

All of the Company’s agreements with SVB include various financial and non-financial covenants with which the Company was in compliance as of October 31, 2016 and January 31, 2016.

Note 6. Commitments and Contingencies

Minimum Service Commitments and Leases

The Company has certain contractual service contracts that contain non-cancellable minimum service commitments that expire on various dates through fiscal 2018 and leases office space and equipment under non-cancellable operating and capital leases that expire on various dates through fiscal 2022. These commitments as of January 31, 2016 are disclosed in the Company’s Annual Report on Form 10-K, and did not change materially during the nine months ended October 31, 2016. Leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes minimum rental expenses and lease incentives for operating leases on a straight-line basis over the term of the leases.

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

Note 7. Stockholders’ Equity

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

As of October 31, 2016, there were 31,272,236 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Series E Preferred Stock Options

In connection with the Company’s acquisition of Centive, Inc. (Centive) in January 2009, the Company reserved for issuance 399,960 shares of Series E convertible preferred stock related to Series E convertible preferred stock options with an exercise price of $0.9580 per share, granted to former members of Centive management as designated by the former Centive shareholders. Since the IPO, the shares are available to be issued to the former members of Centive management upon exercise of the options. The proceeds from the exercise of the options, once received by the Company or, in the case of a cashless exercise, any shares tendered back to the Company to satisfy the exercise price, will be distributed to the former Centive shareholders. Upon the IPO, the Company’s outstanding convertible preferred stock options became options to purchase common stock. In December 2015 and January 2016, the former members of Centive management exercised their options on a cashless exercise basis.  As a result, 188,744 shares of common stock were issued and 211,216 shares were tendered back to the Company to satisfy the exercise price and required tax withholdings.

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

Note 8. Stock-based Awards and Stock-based Compensation

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

2015 Equity Incentive Plan

In June 2015, the Board adopted and the Company’s stockholders approved the 2015 Plan, which became effective upon the effectiveness of the IPO Prospectus. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s subsidiary corporations’ employees and consultants. During the nine months ended October 31, 2016, the Company, automatically by the terms of the 2015 Plan, increased the shares reserved and available for issuance under the 2015 Plan by 1,477,127.

As of October 31, 2016, an aggregate of 2,094,979 common shares were reserved and available for issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (ESPP) with the first offering period under the ESPP beginning on the effectiveness of the IPO Prospectus. As of such date, an aggregate of 600,000 shares of common stock were reserved and are available for issuance under the ESPP. During the nine months ended October 31, 2016, the Company, automatically by the terms of the ESPP, increased the shares reserved and available for issuance under the ESPP by 590,851.  The Company issued 333,501 shares under the ESPP during the nine months ended October 31, 2016. As of October 31, 2016, there were 857,350 shares reserved and available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value, as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month purchase periods, starting on the first trading day on or after March 20 and September 20 of each year.

As of October 31, 2016, the Company had $777,000 in unrecognized stock-based compensation expense, net of estimated forfeitures, related to purchase rights that will be recognized over the weighted average period of approximately 1.0 year.

Stock option activity

Stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Balance at January 31, 2016	4,844,592	$4.49	6.6 years	$14,268
Granted	190,100	10.68
Exercised	(1,015,542)	2.24
Forfeited	(107,064)	8.02
Expired	(8,341)	7.75
Balance at October 31, 2016	3,903,745	$5.27	6.7 years	$29,773
Vested and expected to vest as of October 31, 2016	3,815,270	$5.19	6.7 years	$29,398
Exercisable as of October 31, 2016	2,321,614	$3.26	5.5 years	$22,378

The intrinsic value for options exercised represents the difference between the fair market value based on the valuation of the common stock as determined by the Company’s Board of Directors prior to the IPO, or the closing market price of the Company’s common stock, following the IPO, on the date of exercise and the exercise price of the in-the-money stock options.

As of October 31, 2016, there was $5,603,000 of unamortized stock-based compensation expense related to unvested stock options which will be recognized over a weighted average period of approximately 2.5 years.

Restricted stock units

A summary of RSU activity during the nine months ended October 31, 2016 was as follows:

	Number of shares	Weighted average grant-date fair value
Balance at January 31, 2016	860,472	$8.48
Granted	971,458	12.43
Released	(260,473)	8.11
Forfeited	(76,551)	8.81
Balance at October 31, 2016	1,494,906	$11.09

As of October 31, 2016, there was a total of $15,408,000 in unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

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

Stock-based compensation from stock options, RSUs and the ESPP included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Cost of subscription services	$146	$133	$411	$299
Cost of professional services	276	154	691	263
Research and development	570	308	1,414	548
Sales and marketing	567	266	1,446	551
General and administrative	692	304	1,853	786
Total	$2,251	$1,165	$5,815	$2,447

Note 9. Income Taxes

For the three and nine months ended October 31, 2016 and 2015, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.

Note 10. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(4,220)	$(10,357)	$(12,859)	$(18,826)
Denominator:
Weighted-average common shares outstanding	30,948	29,157	30,322	14,917
Basic and diluted net loss per share	$(0.14)	$(0.36)	$(0.42)	$(1.26)

The following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because they were anti-dilutive (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Shares of common stock issuable upon exercise of warrants	154	472	154	472
Shares of common stock issuable under stock option plans outstanding	5,399	4,991	5,399	4,991
Potential common shares excluded from diluted net loss per share	5,553	5,463	5,553	5,463

Note 11. Segment Information and Information About Geographic Concentrations

The Company has determined that the chief executive officer is the chief operating decision maker. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reporting segment.

Revenue by location is determined by the billing address of the customer. Approximately 92% and 90% of the Company’s revenue was from the United States for the three months ended October 31, 2016 and 2015, respectively. Approximately 91% of the Company’s revenue was from the United States for the nine months ended October 31, 2016 and 2015.  Revenue from no other individual country exceeded 10% of total revenue for the three and nine months ended October 31, 2016 or 2015. Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of October 31, 2016 and January 31, 2016, more than 95% of the Company’s property and equipment was located in the United States.

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

We were founded in March 2005 and initially we focused on providing incentive compensation solutions for sales personnel. As we have grown, we have expanded our solutions to serve all types of employees across a variety of industries and companies, ranging from FORTUNE 50 enterprises to small, emerging companies. Our initial commercially available solution was Xactly Incent Enterprise, our flagship solution, which helps large enterprise and mid-market companies manage the critical elements of incentive compensation. In 2010, we introduced Xactly Incent Express, our incentive compensation solution that provides streamlined functionality targeted to companies with fewer than 350 employees. In 2013, we introduced Xactly Objectives, a solution for both sales and non-sales personnel, allowing managers and employees to collaboratively track and achieve individual and shared goals. In August 2014, we introduced Xactly Insights, a solution which helps our customers make fact-based decisions to motivate employees and drive business performance using our empirical set of aggregated and anonymized data. In addition, over the years, we have also introduced modules that augment Xactly Incent Enterprise, such as analytics, modeling, automated workflows, quotas and approvals and credit assignment. In May 2016, we introduced Xactly Inspire, a solution for on-boarding and coaching for sales personnel and managers. Also in May 2016, we introduced Xactly Connect, an application program interface (API) solution for customers to leverage their own internal IT resources for managing data sources for incentive compensation.

Our customer base has been predominantly located in the U.S., and we plan to grow our customer base internationally. However, a number of our customers are U.S. companies with employees abroad. We estimate that approximately 31% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2016. For the three and nine months ended October 31, 2016, approximately 92% and 91% of our revenue was from U.S. customers, respectively. We market our solutions and services through our direct sales force and sales support staff, and we also rely on partners to refer opportunities to our sales force.

Because we offer our solutions on a subscription basis, we have visibility into a substantial portion of our near-term subscription services revenue. Subscriptions are typically sold through non-cancellable contracts with one to three year terms. Subscription fees are primarily based on the number of subscribers per customer per month. We generally invoice customers annually in advance. The prices we charge a customer per subscriber are driven, in part, by subscriber attributes and the number of subscribers for which that customer has contracted, with generally lower prices per subscriber for larger contracts consistent with industry practice. Customer attributes that impact pricing include, in no particular order, frequency of payment by the customer to its employees, complexity of the compensation plans, value of the employee’s compensation, value of the product or service that the employee is selling and the number of payees. Changes in competitive or market conditions may also cause us to reduce the prices we charge for our solutions or revise the pricing model upon which they are based. The average pricing per subscriber of our subscription services for the three and nine months ended October 31, 2016 remained relatively consistent when compared to the three and nine months ended October 31, 2015. We recognize subscription services revenue ratably over the term of the contract, and amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet. Our deferred revenue does not include the unbilled portion of subscription agreements.

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

As of October 31, 2016, we had approximately 287,000 subscribers, compared to approximately 235,000 subscribers at October 31, 2015, an increase of approximately 22%. No single customer accounted for more than 5% of our revenue for the three or nine months ended October 31, 2016 or 2015. Within our customer base, deployments range from implementations within a single division or geography to enterprise-wide or global deployments. Our growth to date has been a function of growth in new customers, new subscribers at current customers and sales of additional modules to current customers. While approximately 56% of our customers were enterprise and mid-market companies as of October 31, 2016, we derived approximately 91% of our revenue from enterprise and mid-market customers for the three and nine months ended October 31, 2016. We define our enterprise customers as those customers with a minimum of 4,000 employees and our mid-market customers as those customers with at least 350 and less than 4,000 employees. We have sold our solutions to customers in a number of industry verticals, including business & financial services, communications, high-tech manufacturing, life sciences, retail, travel & hospitality, media & internet and SaaS & traditional software.

We had total revenue of $23.9 million and $19.1 million for the three months ended October 31, 2016 and 2015, respectively, an increase of 25%. Our subscription services revenue for the three months ended October 31, 2016 and 2015 was $18.5 million and $15.2 million, respectively, an increase of 22%. In addition, for the nine months ended October 31, 2016 and 2015, our total revenue was $71.2 million and $55.3 million, respectively, an increase of 29%. Our subscription services revenue for the nine months ended October 31, 2016 and 2015 was $53.9 million and $42.9 million, respectively, an increase of 26%. We have made and expect to continue to make significant investments to support our growth, and accordingly have incurred net losses of $4.2 million and $10.4 million for the three months ended October 31, 2016 and 2015, respectively, a decrease of 59%. For the nine months ended October 31, 2016 and 2015, our net losses were $12.9 million and $18.8 million, respectively, a decrease of 32%. We expect to incur losses for at least the next fiscal year.

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

Subscribers

The number of subscribers at each of our customers ranges from tens to thousands. As of October 31, 2016, we had approximately 287,000 subscribers. This represents an increase of approximately 22% over the approximately 235,000 subscribers we had as of October 31, 2015. Our growth in subscribers was negatively impacted during the three months ended October 31, 2016 due to the loss of two large customers through mergers and acquisitions. We expect subscriber additions to vary quarter to quarter based on factors such as seasonality, deal mix across customer segments and customer retention. A subscriber is a unique user account purchased by a customer for use by an employee or other customer-authorized user.

	As of October 31,
	2016	2015
Subscribers*	287,000	235,000

*	Rounded to the nearest thousand.

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

Operating expenses

We classify our operating expenses as research and development, sales and marketing, and general and administrative expenses.

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

Sales and marketing expenses consist primarily of personnel costs, sales incentive compensation, lead generation, promotions, customer-focused events and travel-related expenses. In addition, sales and marketing expenses include allocated depreciation, facilities, insurance and rent expenses. We expect our sales and marketing expenses to continue to increase in dollar amount for the foreseeable future as we expand our sales and marketing efforts domestically and internationally.

General and administrative expenses consist primarily of personnel costs for finance, accounting, legal, human resources and management information systems personnel. In addition, general and administrative expenses include outside legal costs, professional fees and all other supporting corporate expenses not allocated to other departments. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. We expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future.

Results of operations

The following tables show our results of operations in dollars and as a percentage of our total revenue. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2016	2015	2016	2015
Revenue:
Subscription services	$18,455	$15,157	$53,943	$42,905
Professional services	5,490	3,940	17,220	12,367
Total revenue	23,945	19,097	71,163	55,272
Cost of revenue:
Subscription services	4,242	3,973	12,517	11,691
Professional services	4,958	3,877	15,659	11,301
Total cost of revenue	9,200	7,850	28,176	22,992
Gross profit	14,745	11,247	42,987	32,280
Operating expenses:
Research and development	4,622	4,130	13,505	11,491
Sales and marketing	10,440	9,319	30,356	25,086
General and administrative	3,725	3,330	11,413	10,453
Total operating expenses	18,787	16,779	55,274	47,030
Operating loss	(4,042)	(5,532)	(12,287)	(14,750)
Total other income (expense)	(104)	(4,763)	(349)	(3,895)
Loss before income taxes	(4,146)	(10,295)	(12,636)	(18,645)
Income tax expense	74	62	223	181
Net loss	$(4,220)	$(10,357)	$(12,859)	$(18,826)

Percentage of total revenue

	Three months ended October 31, *		Nine months ended October 31, *
	2016	2015	2016	2015
Revenue:
Subscription services	77%	79%	76%	78%
Professional services	23	21	24	22
Total revenue	100	100	100	100
Cost of revenue:
Subscription services	18	21	18	21
Professional services	21	20	22	20
Total cost of revenue	38	41	40	42
Gross profit	62	59	60	58
Operating expenses:
Research and development	19	22	19	21
Sales and marketing	44	49	43	45
General and administrative	16	17	16	19
Total operating expenses	78	88	78	85
Operating loss	(17)	(29)	(17)	(27)
Total other income (expense)	—	(25)	—	(7)
Loss before income taxes	(17)	(54)	(18)	(34)
Income tax expense	—	—	—	—
Net loss	(18)%	(54)%	(18)%	(34)%

*	Certain figures may not sum due to rounding.

Comparison of the three and nine months ended October 31, 2016 and 2015

Revenue

	Three months ended October 31,				Nine months ended October 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Subscription services	$18,455	$15,157	$3,298	22%	$53,943	$42,905	$11,038	26%
Professional services	5,490	3,940	1,550	39%	17,220	12,367	4,853	39%
Total revenue	$23,945	$19,097	$4,848	25%	$71,163	$55,272	$15,891	29%
Percentage of revenue:
Subscription services	77%	79%			76%	78%
Professional services	23%	21%			24%	22%
Total	100%	100%			100%	100%

Total revenue increased by $4.8 million, or 25%, and $15.9 million, or 29%, for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015, respectively.

Subscription services revenue increased by $3.3 million, or 22%, and $11.0 million, or 26%, for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015, respectively. The increase in subscription services revenue was primarily due to the addition of new customers and to a lesser extent, an increase in subscribers at existing customers, as well as the sale of additional modules to existing customers. The increase in revenue was partially offset by the loss of two large customers through mergers and acquisitions.

Professional services revenue increased by $1.6 million, or 39%, and $4.9 million, or 39%, for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015, respectively. The increase in professional services revenue was primarily related to an increase in implementation and integration services due to the increase in the number of customers purchasing our subscriptions and an increase in strategic services.

Cost of revenue and gross margin

	Three months ended October 31,				Nine months ended October 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenue:
Subscription services	$4,242	$3,973	$269	7%	$12,517	$11,691	$826	7%
Professional services	4,958	3,877	1,081	28%	15,659	11,301	4,358	39%
Total cost of revenue	$9,200	$7,850	$1,350	17%	$28,176	$22,992	$5,184	23%
Gross profit	$14,745	$11,247	$3,498	31%	$42,987	$32,280	$10,707	33%
Gross margin	62%	59%	3%		60%	58%	2%
Percentage of revenue: *
Cost of subscription services	18%	21%			18%	21%
Cost of professional services	21%	20%			22%	20%
Total	38%	41%			40%	42%

*	Certain figures may not sum due to rounding.

Cost of revenue increased by $1.3 million, or 17%, and $5.2 million, or 22%, for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015, respectively.

Cost of subscription services revenue increased by $0.3 million, or 7%, and $0.8 million, or 7%, for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015, respectively. For the three months ended October 31, 2016, the increase was primarily due to a $0.2 million increase in personnel costs related to higher headcount, a $0.2 million increase in licensed software costs and a $0.2 million increase in royalties and depreciation expenses. These increases were partially offset by a $0.3 million decrease in hosting services costs. For the nine months ended October 31, 2016, the increase was primarily due to a $0.5 million increase in personnel costs related to increased headcount, a $0.6 million increase in royalties and depreciation expenses and a $0.4 million increase in licensed software. These increases were partially offset by a $0.5 million decrease in hosting services costs and a $0.2 million decrease in outside services costs.

Cost of professional services increased $1.1 million, or 28%, and $4.4 million, or 39%, for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015, respectively. For the three months ended October 31, 2016, the increase was primarily due to an increase of $0.6 million in personnel costs related to increased headcount, a $0.3 million increase in outside services costs and a $0.1 million increase in stock-based compensation expense. For the nine months ended October 31, 2016, the increase was primarily due to an increase of $1.7 million in personnel costs related to increased headcount, a $1.7 million increase in outside services costs, a $0.4 million increase in stock-based compensation expense and a $0.3 million increase in travel and entertainment costs.

Overall gross margin increased to 62% for the three months ended October 31, 2016 compared to 59% for the three months ended October 31, 2015. The overall gross margin increase was primarily due to the increase in subscription services revenue of 22% while the cost of subscription services revenue increased 7%; and to a lesser extent, the increase in professional services revenue of 39% while the cost of professional services revenue increased 28%. Overall gross margin increased to 60% for the nine months ended October 31, 2016 compared from 58% for the nine months ended October 31, 2015. The overall gross margin increase was primarily due to the increase in subscription services revenue of 26% while the cost of subscription revenue increased 7%.

Operating expenses

	Three months ended October 31,				Nine months ended October 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$4,622	$4,130	$492	12%	$13,505	$11,491	$2,014	18%
Sales and marketing	10,440	9,319	1,121	12%	30,356	25,086	5,270	21%
General and administrative	3,725	3,330	395	12%	11,413	10,453	960	9%
Total operating expenses	$18,787	$16,779	$2,008	12%	$55,274	$47,030	$8,244	18%
Percentage of revenue: *
Research and development	19%	22%			19%	21%
Sales and marketing	44%	49%			43%	45%
General and administrative	16%	17%			16%	19%
Total	78%	88%			78%	85%

*	Certain figures may not sum due to rounding.

Research and development expenses increased by $0.5 million, or 12%, and $2.0 million, or 18%, for the three and nine months ended October 31, 2016, compared to the three and nine months ended October 31, 2015, respectively. The increase for the three months ended October 31, 2016 was primarily due to an increase in stock-based compensation expense of $0.3 million and an increase of $0.2 million in personnel costs related to increased headcount. The increase for the nine months ended October 31, 2016 was primarily due to an increase in personnel costs of $1.2 million related to increased headcount as well as an increase in stock-based compensation expense of $0.9 million.

Sales and marketing expenses increased by $1.1 million, or 12%, and $5.3 million, or 21%, for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015, respectively. The increase for the three months ended October 31, 2016 was primarily due to an increase in personnel costs of $0.8 million related primarily to increased headcount nd a $0.3 million increase in stock-based compensation expense. The increase for the nine months ended October 31, 2016 was primarily due to an increase in personnel costs of $3.1 million related to increased headcount, a $0.9 million increase in stock-based compensation expense, a $1.0 million increase in marketing and promotional expenses related to increased marketing program costs and lead generation costs, and an increase of $0.2 million in other expenses.

General and administrative expenses increased by $0.4 million, or 12%, and $1.0 million or 9% for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015, respectively. The increase for the three months ended October 31, 2016 was primarily due to an increase of $0.4 million in stock-based compensation expense. The increase for the nine months ended October 31, 2016 was primarily due to an increase in stock-based compensation expense of $1.1 million, a $0.8 million increase in personnel costs primarily as a result of increased headcount, and an increase in legal and accounting costs of $0.1 million. These increases were partially offset by decreases in facilities costs of $0.6 million related to exit costs following the relocation of our corporate headquarters in fiscal 2016 and decreases in other general and administrative costs of $0.5 million, due primarily to the donation of common stock to the XactlyOne Foundation in fiscal 2016.

Total other income (expense)

	Three months ended October 31,				Nine months ended October 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest expense	$(124)	$(3,227)	$3,103	(96)%	$(377)	$(5,868)	$5,491	(94)%
Loss on extinguishment of debt	—	(1,524)	1,524	(100)%	—	(1,524)	1,524	(100)%
(Increase) decrease in fair value of preferred stock warrant liabilities	—	—	—	—%	—	3,542	(3,542)	(100)%
Other income (expense), net	20	(12)	32	267%	28	(45)	73	162%
Total other income (expense)	$(104)	$(4,763)	$4,659	98%	$(349)	$(3,895)	$3,546	91%
Percentage of revenue: *
Interest expense	(1)%	(17)%			(1)%	(11)%
Loss on debt extinguishment	—%	(8)%			—%	(3)%
(Increase) decrease in fair value of preferred stock warrant liabilities	—%	—%			—%	6%
Other income (expense), net	—%	—%			—%	—%
Total	—%	(25)%			—%	(7)%

*	Certain figures may not sum due to rounding.

Interest expense decreased by $3.1 million and $5.5 million for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015, respectively, primarily due to the write-off of the unamortized debt discount of $2.4 million associated with the payoff of all amounts outstanding under the Wellington Agreement (as defined below), which occurred during the three months ended October 31, 2015. In addition, interest accrued on a smaller outstanding principal balance and lower interest rates under our credit facilities during the nine months ended October 31, 2016 contributed to the decrease.

On August 31, 2015, we repaid in full all amounts outstanding under the Wellington Agreement in accordance with its terms using a portion of the proceeds from the IPO. The principal balance outstanding under the Wellington Agreement was $15.4 million and had a fixed term interest rate of 9.5% per annum. In October 2015, we repaid our Mezzanine Loan (as defined below) which, as of October 31, 2015, had a principal balance outstanding of $10.0 million and a fixed term interest rate of 9.5% per annum, with proceeds from our SVB Term Loan (as defined below) which had a principal balance of $7.5 million and a variable interest rate of 3.03% as of October 31, 2016.

The loss on extinguishment of debt of $1.5 million relates to the loss incurred in connection with the Amended SVB Agreement and payoff of the Mezzanine Loan in October 2015.

In connection with the IPO, all outstanding convertible preferred stock warrants were converted to warrants for common stock and reclassified to additional paid-in capital. Therefore, in the nine months ended October 31, 2016, there were no preferred stock warrant liabilities. In the nine months ended October 31, 2015, we recorded a $3.5 million benefit for the decrease in the fair value of our preferred stock warrant liabilities primarily due to an overall decrease in the fair value of the existing warrants based on the initial public offering price of our common stock.

Liquidity and capital resources

Liquidity

The following table summarizes our cash flows for the periods indicated:

	Nine months ended October 31,
(in thousands)	2016	2015
Net cash used in operating activities	$(4,541)	$(4,635)
Net cash used in investing activities	(28,829)	(3,888)
Net cash provided by financing activities	1,599	41,278
Cash, cash equivalents and marketable securities	41,262	52,047

Prior to our IPO, we financed our operations primarily through the sales of our solutions, private placements of our convertible preferred stock and proceeds from our credit facilities in the form of term debt, capital leases and a revolving line of credit. In July 2015, we raised gross proceeds of $63.3 million in our IPO. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58.8 million, before offering costs of approximately $4.3 million. As of October 31, 2016, and January 31, 2016, we had $41.3 million and $48.0 million, respectively, of cash, cash equivalents, and marketable securities. The Company’s marketable securities investment portfolio primarily consists of highly rated securities, and the Company’s investment policy generally limits the amount of credit exposure to securities from any one issuer. The policy requires investments generally to be rated “investment grade” so as to minimize the potential risk of principal loss.

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

In October 2015, we entered into an Amended and Restated Loan and Security Agreement with SVB (Amended SVB Agreement) which provided for an increase of the LOC to $15.0 million and extended the term of the maturity date to October 2018. As of October 31, 2016 and January 31, 2016, we had $6.5 million outstanding under the LOC.

In October 2015, as part of the Amended SVB Agreement, we entered into a $10 million term loan with SVB (SVB Term Loan) which was used to repay the $10.0 million outstanding under the Mezzanine Loan in full in accordance with its terms. The SVB Term Loan matures on September 30, 2019. As of October 31, 2016, we had $7.5 million outstanding under the SVB Term Loan.

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

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue primarily consists of the unearned portion of billed subscription fees, which is then recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2016 and January 31, 2016, we had deferred revenue of $50.2 million and $44.5 million, respectively. Of these amounts, $46.6 million and $41.2 million, respectively, were recorded as current liabilities and are expected to be recorded as revenue in the following fiscal year, provided all other revenue recognition criteria have been met.

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

We used $4.5 million in cash for operating activities for the nine months ended October 31, 2016, which reflects our net loss of $12.9 million, adjusted by non-cash charges of $8.6 million (consisting primarily of $5.8 million for stock-based compensation expense and $2.7 million for depreciation and amortization). Additional sources of cash inflows were from changes in our working capital, including a $5.7 million increase in deferred revenue, which was partially offset by a $2.6 million increase in accounts receivable, a $1.0 million decrease in accrued expenses, a $0.9 million increase in prepaid expenses and other current assets, a $0.8 million decrease in accounts payable and a $0.7 million decrease in other long-term liabilities.

We used $4.6 million in cash for operating activities for the nine months ended October 31, 2015, which reflects our net loss of $18.8 million, adjusted by non-cash charges of $7.6 million (consisting primarily of $3.5 million for amortization of debt issuance costs, $2.4 million for stock-based compensation, $2.3 million for depreciation and amortization, $1.5 million for the loss on extinguishment of debt, $0.7 million for facility exit costs and $0.5 million related to the donation of our common stock to the XactlyOne Foundation, partially offset by a gain from the change in fair value of warrant liability of $3.5 million). Additional sources of cash inflows were from changes in our working capital, including a $1.9 million decrease in accounts receivable, a $5.6 million increase in deferred revenue, and a $1.9 million increase in accounts payable and accrued expenses, which was partially offset by a $2.9 million increase in prepaid expenses and other current assets.

Average days sales outstanding was 81 days and 76 days for the nine months ended October 31, 2016 and 2015, respectively.

Net cash used in investing activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities and our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

We used $28.8 million in cash for investing activities for the nine months ended October 31, 2016 compared to $3.9 million in for the nine months ended October 31, 2015. The $24.9 million increase in cash used in investing activities was primarily due to the purchase of $25.1 million of marketable securities. Cash used for the purchase of property and equipment was $3.9 million for the nine months ended October 31, 2016 and October 31, 2015.

Net cash provided by financing activities

We generated $1.6 million in cash from financing activities for the nine months ended October 31, 2016, which was primarily due to $4.0 million net proceeds from issuance of common stock as a result of option exercises and issuances associated with the ESPP and $0.6 million from the exercise of warrants to acquire common stock. These increases were offset by payments of principal on term debt of $1.9 million and tax payments related to the vesting of restricted stock awards of $1.1 million. We generated $41.3 million in cash from financing activities for the nine months ended October 31, 2015 which was primarily due to $56.1 million net proceeds from our IPO, $9.9 million net proceeds from principal on term debt and $0.6 million proceeds from exercise of stock options. These increases were offset by payments of principal on term debt of $25.4 million.

Capital resources

As of October 31, 2016, we had cash, cash equivalents and marketable securities of $41.3 million, which were predominantly denominated in U.S. dollars and consisted of bank deposits, money market funds, corporate bonds and notes, US Treasuries, certificates of deposit and commercial paper. As of October 31, 2016, $0.3 million of cash was held by our foreign subsidiaries. We incurred net losses of $4.2 million, and $10.4 million during the three months ended October 31, 2016 and 2015, respectively; and $12.9 million and $18.8 million during the nine months ended October 31, 2016 and 2015, respectively. In addition, our accumulated deficit was $153.3 million as of October 31, 2016.

We may require access to capital to fund our operations, including general working capital for operating expenses, purchases of property and equipment for our operations, and other needs. We believe that our existing liquidity sources will satisfy our cash requirements and operations (including continued growth in revenue and employees) for at least the next 12 months. We expect that our operating losses and negative cash flows from operations will continue through at least the foreseeable future. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We cannot assure you that such additional financing will be available at terms acceptable to us, or at all. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in obtaining additional debt or equity financing, our plans for continued growth may need to be curtailed.

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

In October 2015, we entered into the Amended SVB Agreement. The Amended SVB Agreement, among other things, provided for increases in the revolving line of credit to $15.0 million and extended the maturity date to October 30, 2018, with a variable annual rate of interest of Prime plus 1.25% or LIBOR plus 2.5%. As of October 31, 2016 and January 31, 2016, we had $8.5 million available under the SVB credit facility. Lastly, as part of the Amended SVB Agreement, we entered into a $10.0 million SVB Term Loan, with a maturity date of September 30, 2019. The SVB Term Loan carries a variable annual rate of interest of Prime plus 1.25% or LIBOR plus 2.5% and requires principal payments due in 16 equal quarterly installments and interest payments on a monthly basis. In accordance with the Amended SVB Agreement, the $10.0 million outstanding under the Mezzanine Loan was paid in full in accordance with the terms of the Mezzanine Loan. The Amended SVB Agreement contains several standard financial covenants with which we were in compliance as of October 31, 2016.

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

Contingencies

Other taxes

We conduct operations in many tax jurisdictions throughout the U.S. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential noncompliance exposures have been identified. In accordance with U.S. GAAP, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We believe that, as of October 31, 2016 and January 31, 2016, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more noncompliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

Off-balance sheet arrangements

During the three months ended October 31, 2016 and 2015 and the nine months ended October 31, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Recent Accounting Pronouncements

Statement of Cash Flows: In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted if all amendments are adopted in the same period. We have not yet begun to evaluate the impact this standard will have on our consolidated financial statements or related disclosures.

Simplifying the Accounting for Stock-Based Compensation: In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes several aspects of the accounting for share-based payment award transactions, including: accounting for income taxes; classification of excess tax benefits on the statement of cash flows; forfeitures; minimum statutory tax withholding requirements; and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The ASU is effective beginning in our fiscal year ended January 31, 2018 and for the interim periods for the year then ended; early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

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

Revenue Recognition: In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the standard by one year. The new standard is effective for us in our first quarter of fiscal 2019. Early application in the first quarter of our fiscal 2018 is permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Foreign currency risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended October 31, 2016 and 2015 and the nine months ended October 31, 2016 and 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest rate sensitivity

We had cash, cash equivalents, and marketable securities of $41.3 million and $48.0 million as of October 31, 2016 and as of January 31, 2016, respectively. Our cash and cash equivalents are held in cash (i.e. bank deposits) and short-term money market funds. Our marketable securities consist primarily of corporate bonds and notes, US Treasuries, certificates of deposit and commercial paper, all of which have original maturities of less than one year. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the fiscal year ended January 31, 2016 and the nine months ended October 31, 2016 and 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of October 31, 2016 and as of January 31, 2016, we had approximately $13.9 million and $15.9 million, respectively, in short- and long-term debt with variable interest rate components. A hypothetical increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2016 (Evaluation Date).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are party to various litigation matters and subject to claims arising in the ordinary course of our business including, for example, patent infringement lawsuits by non-practicing entities. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on future results of operations; however the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We generated net losses of $4.2 million and $12.9 million for the three and nine months ended October 31, 2016, respectively. As of October 31, 2016 we had an accumulated deficit of $153.3 million. We will need to generate and sustain increased revenue levels in future periods in order to become and remain profitable. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our incentive compensation and employee and sales performance management solutions, meet the increased compliance requirements associated with our operation as a public company, scale our professional services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this filing, and unforeseen expenses, difficulties, complications and delays and other unknown events. We may not be able to maintain or increase our revenue levels, and we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to, among other things, the expected growth in the SaaS and cloud software market or the market for incentive compensation and employee and sales performance management solutions may prove to be inaccurate. Demand for incentive compensation and employee and sales performance management solutions depends substantially on the adoption of variable compensation practices by organizations, and such practices may not be adopted in accordance with our expectations or at all. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth may be affected by consolidations or reorganizations of our customers. For example, our growth during the three months ended October 31, 2016 was negatively impacted due to the loss of two large customers to reorganization events that resulted in both customers’ sale. In any of these cases, our business and operating results will be adversely affected.

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

Competition could significantly impede our ability to sell our incentive compensation and employee and sales performance management solutions on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future solutions less competitive, unmarketable or obsolete. In addition, if these competitors develop products with similar or superior functionality to our solutions, including big data analysis and benchmarking capabilities, streamlined user experiences or real-time mobile accessibility, or engage in greater price competition, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

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

In order for us to improve our operating results, it is important that our customers renew their agreements with us when their contract terms expire and also purchase additional solutions and modules and add additional subscribers. Our customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions with the same or higher number of modules, if at all. In the past, some of our customers have elected not to renew their agreements with us or have renewed their agreements with a lower number of subscribers or with fewer modules. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, reduced hiring by our customers, reductions in our customers’ spending levels or the loss of an executive sponsor at a customer. If our customers do not renew their subscriptions, renew on less favorable terms, fail to purchase additional solutions or modules, or fail to add additional subscriptions, our revenue may decline, and our operating results may be harmed. For example, our growth during the three months ended October 31, 2016 was negatively impacted due to the loss of two large customers to reorganization events that resulted in both customers’ sale.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the nine months ended October 31, 2016 and the year ended January 31, 2016, revenue generated outside of the U.S. was approximately 9% and 10% of our total revenue, respectively. In addition, a number of our customers are U.S. companies with employees abroad, and we estimate that approximately 31% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2016. We currently have international offices outside of the U.S. in the United Kingdom for sales and marketing and support and India for research and development, support and professional services. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

We may be subject to future foreign regulation requiring data collected or used within such foreign jurisdiction to reside there. Foreign data privacy laws and regulations, such as the EU’s Data Protection Directive, and the country-specific laws and regulations that implement the directive, also govern the processing of personally identifiable data, and may be stricter than U.S. laws. The EU formally adopted the GDPR, to supersede the Data Protection Directive in 2018, which would cause EU data privacy laws to be more stringent and to provide for greater penalties for noncompliance. Additionally, with regard to transfers of personal data from Europe to the U.S., we historically relied on the U.S.‑EU and U.S.‑Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for complying with certain restrictions on the transfer of personal data by U.S. companies from the EEA and Switzerland to the U.S. In October 2015, the Court of Justice of the EU issued a ruling invalidating the U.S.-EU Safe Harbor Framework as a method of complying with restrictions in the EU Data Protection Directive (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA.  We are in the process of implementing appropriate changes to our practices with respect to personal data as a result of this ruling, and this ruling may serve as a basis for our personal data handling practices, or those of our customers, to be challenged and may otherwise adversely impact our business. More recently, the U.S. and the EU reached political agreement regarding a new data transfer framework referred to as the U.S.-EU Privacy Shield, designed to replace the invalidated U.S.-EU Safe Harbor. The U.S.-EU Privacy Shield has recently become effective, but it is not clear that we will find it appropriate to utilize as a mechanism to legitimize data transfers from the EEA to the U.S. We are engaging in other measures to legitimize our transfers of personal data from the EEA to the U.S. in the interim. As a result of the Court of Justice of the EU’s ruling regarding the U.S.-EU Safe Harbor Framework, or if other restrictions are adopted by the EU or other jurisdictions upon the transfer of personal data to the U.S., we may have to create duplicative, and potentially expensive, information technology infrastructure and business operations in other jurisdictions, which may hinder our expansion plans in those jurisdictions or render such plans commercially infeasible. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us or to the businesses of our customers may be substantial and may limit the use and adoption of our solutions and reduce overall demand, may require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy, or may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws or regulations.

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

As of October 31, 2016, we had total outstanding indebtedness of approximately $13.9 million drawn under various credit facilities.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2016, we have outstanding 31,275,236 shares of common stock.

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

Dated: December 9, 2016

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