Form 10-K
period 2017-01-31
Xactly Corp
filed 2017-04-12
CIK 1322554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on July 31, 2016, as reported by the New York Stock Exchange on that date, was approximately $246,425,183. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock as of March 31, 2017, was 31,875,121 shares.

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders (Proxy Statement), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

•	our ability to anticipate market needs and timely develop new and enhanced solutions and services to meet those needs, and our ability to successfully monetize them;
•	the evolution of technology affecting our solutions, services and markets;
•	the impact of competition in our industry and innovation by our competitors;
•	the anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•	the effects of seasonal trends on our operating results;
•	maintaining and expanding our customer base and our relationships with other companies;
•	our liquidity and working capital requirements;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
•	our ability to sell our solutions and expand internationally;
•	our failure to anticipate and adapt to future changes in our industry;
•	our reliance on our third-party service providers;
•	the impact of any failure of our solutions, or the potential for business or reputational harm from a cybersecurity breach;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	the anticipated effect on our business of litigation to which we are or may become a party;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the U.S. and internationally;
•	the increased expenses and administrative workload associated with being a public company;
•	our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements; and
•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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

We believe that our solutions are strategic for our customers. We go beyond automation by providing our customers with commercially actionable insights so that they can optimize their employees’ behaviors. We believe that we are the first and only company to make commercially available insights derived from an empirical set of aggregated and anonymized data which helps customers make fact-based decisions to motivate employees and drive business performance. Our solutions help executives design, manage and analyze incentive programs and provide visibility into employee and incentive program performance. At the same time, employees use our solutions to monitor, estimate and track their own and their team’s performance in real-time and modify their behaviors to maximize their payout consistent with company goals.

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

We have a diverse and rapidly growing customer base ranging from FORTUNE 50 enterprises to small, emerging companies in a variety of industries such as business & financial services, communications, high-tech manufacturing, life sciences, retail, travel & hospitality, media & internet and SaaS & traditional software, which provides us with large, unique, industry-specific data sets. Customers use our solutions to manage and incent a broad range of employees, from bank tellers to post office employees to sales people.

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

As of January 31, 2017, we had approximately 297,000 subscribers, compared to approximately 266,000 subscribers as of January 31, 2016, representing an increase of approximately 12%. While approximately 56% of our customers were enterprise and mid-market companies, we derived approximately 92% of our revenue from enterprise and mid-market customers for the fiscal year ended January 31, 2017. As of January 31, 2017, we had approximately 980 customers.

We offer our solutions on a subscription basis, typically through non-cancellable contracts with one to three year terms, which provides us with visibility into a substantial portion of our future revenue. We had total revenue of $95.5 million, $76.0 million and $61.1 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively, resulting in year-over-year increases of 26% and 24%. Our subscription revenue for the fiscal years ended January 31, 2017, 2016 and 2015 was $73.0 million, $59.2 million and $47.3 million, respectively, resulting in year-over-year increases of 23% and 25%. Our professional services revenue for the fiscal years ended January 31, 2017, 2016 and 2015 was $22.5 million, $16.8 million and $13.8 million, respectively, resulting in year-over-

year increases of 34% and 22%. For the fiscal year ended January 31, 2017, our subscription services revenue accounted for 76% of total revenue and our professional services revenue accounted for the remaining 24%. We have made and expect to continue to make significant investments to support our growth and public company requirements, and accordingly have incurred net losses of $16.9 million, $24.7 million and $18.5 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Our Solutions

We provide cloud-based incentive compensation solutions for employee and sales performance management. Our solutions include the following key attributes:

•

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

•

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

•

Mobility.    We offer mobile solutions for phones and tablets across the major operating systems so our subscribers have convenient, anytime, anywhere access to real-time performance information, allowing them to optimize their performance no matter where and when. We believe these characteristics result in greater user adoption and higher utilization of our solutions.

•

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

•

Data integration with other business applications.    Our open application program interfaces (APIs) allow our customers to integrate our solutions into their existing business processes and systems. Our customers use our APIs to import data into our solutions from customer relationship management (CRM), enterprise resource planning (ERP), human capital management (HCM) and configure price quote (CPQ) solutions, such as those provided by Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), salesforce.com, inc. (Salesforce), SAP AG (SAP) and Workday, Inc. (Workday), as well as to extract data from our solutions for use in CRM, finance and payroll solutions such as those provided by Automatic Data Processing, Inc., Ceridian HCM Holding Inc. (Ceridian) and Paychex, Inc.

•

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

•

Xactly Inspire is a solution that provides onboarding and coaching for sales personnel. Xactly Inspire assists in shortening the ramp time for new sales representatives and matching coaching actions with sales incentive metrics.

•

Xactly Connect is a solution that provides customers the ability to leverage their own internal IT resources to easily integrate the disparate data sources required for timely, accurate incentive compensation management.

Our Customers

Our customer base is diverse, and as of January 31, 2017 we had approximately 980 customers with subscribers located internationally across numerous industries such as business & financial services, communications, high-tech manufacturing, life sciences, retail, travel & hospitality, media & internet and SaaS & traditional software. No single customer accounted for more than 5% of our revenue in the fiscal years ended January 31, 2017, 2016 and 2015.

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

As part of our professional services, our Xactly Strategic Services includes consulting offerings that advance our customers’ understanding of industry best practices. Xactly Strategic Services also includes compensation plan design, incentive compensation management program optimization and benchmarking through big data analytics and insights. Using Xactly Insights, research and onsite consulting, Xactly Strategic Services helps our customers achieve best practices throughout the incentive compensation lifecycle.

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

Partnerships

An important element of our strategy is to establish and maintain relationships with key industry leaders to help us evangelize, enable and ensure the adoption and continued use of our solutions. We have established a network of relationships that broaden and complement our solution offerings and increase our value to our customers. These key partnerships break down into three categories:

•	Platform partners allow us to interoperate with their APIs, which is an important part of our solutions strategy and includes providers such as Oracle, Salesforce, SAP and Workday.
•

Referral partners work closely with us on joint go-to-market strategies and refer new opportunities to us. Our key referral partners include, The Corporate Executive Board Company, Ceridian, DocuSign, Inc., FPX, LLC, Host Analytics, Inc., Intacct Corporation, PROS, Inc., Sage Software, Inc., Salesforce, SAP, SteelBrick, a Salesforce company, Wipro Limited and ZS Associates, Inc. (ZS Associates).

•

Consulting and implementation partners engage with us on consulting and implementation services at both the strategic and tactical levels. Our key consulting and implementation partners include Canidium, LLC, Deloitte LLP, Lanshore LLC, OpenSymmetry, Inc, and ZS Associates.

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

We serve all our customers and subscribers from primary data centers located in Virginia and Northern California. Both data centers are SSAE-16 SOC 2 Type II and SOC 1 Type II audited and are secured by around-the-clock guards, biometric access screening and escort-controlled access, and are supported by on-site backup generators in the event of a power failure, with fully redundant heating, ventilation and air conditioning systems.

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

We devote a significant portion of our resources to research and development. Research and development expenses were $18.2 million, $15.7 million and $11.9 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

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

We compete primarily with companies offering incentive compensation and employee and sales performance management applications via hybrid cloud-based and on-premise solutions. We also compete with spreadsheets, homegrown systems, and toolsets and products developed by software providers that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our competitors include Callidus Software Inc. (Callidus), Cognos, a division of International Business Machines Corporation (Cognos) and Oracle, as well as several other privately held companies.

We believe the principal competitive factors in our market include the following:

•	technology architecture (multi-tenant SaaS versus on-premise or hosted);
•	level of customer satisfaction;
•	ease of deployment;
•	ease of use;
•	breadth and depth of application functionality;
•	total costs of ownership;
•	pricing of solutions;
•	brand awareness and reputation;
•	sophistication of technology platform;
•	actionable insights through big data analytics;
•	capability for customization, configurability, integration, security, scalability and reliability of applications;
•	providing automated solutions instead of spreadsheets to address changes in accounting standards;
•	ability to innovate and respond to customer needs rapidly;
•	domain expertise;
•	size of customer base and level of user adoption; and
•	ability to integrate with legacy enterprise infrastructures and third-party applications.

Intellectual Property

We rely on a combination of copyrights, trademarks, service marks, trade secrets, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our solutions and services. As of March 31, 2017, we had two issued U.S. patents and seven pending U.S. patent applications. We intend to pursue additional patent protection. We have registered trademarks for “Xactly,” the Xactly logo, “Inspire Performance,” and certain other marks in the U.S. and several other jurisdictions. We are also the registered holder of a variety of domestic and international domain names that include “xactlycorp.com” and similar variations. We license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. All our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and assigning to us any ownership that they may claim in those works. In addition, we generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information.

Government Regulation

We are subject to a number of federal, state and international laws and regulations regarding data governance and the privacy and protection of consumer data that affect companies conducting business on the internet. In particular, we historically relied upon the U.S.-EU and U.S. Swiss Safe Harbor Framework as set forth by the U.S. Department of Commerce, related to personal data of European Union (EU) residents. In October 2015, the U.S.-EU Safe Harbor was invalidated by the EU Court of Justice and as a result, we are in the process of undertaking appropriate changes to our practices with respect to personal data as a result of this ruling. The U.S. and EU have recently agreed to a data transfer agreement referred to as the U.S.-EU Privacy Shield, designed to replace the invalidated U.S.-EU Safe Harbor. The

U.S.-EU Privacy Shield has recently become effective, but it is not clear that we will find it appropriate to utilize as a mechanism to legitimize data transfers from the European Economic Area (EEA) to the U.S. We are engaging in other measures to legitimize our transfers of personal data from the EEA to the U.S. in the interim.

In addition, many of our customers and potential customers, including those in the healthcare, financial services and other industries are subject to substantial regulation in the U.S. and in foreign jurisdictions regarding their collection, use and protection of data and may be the subject of further regulation in the future. These various laws and regulations are often evolving and sometimes conflict. Many international and domestic laws require notification to users when there is a security breach of their sensitive personal data. Other domestic and foreign laws and regulations require the adoption and maintenance of information security standards to protect certain types of data. We expect the costs of compliance with these laws and regulations to increase in the future as a result of additional laws and regulations and changes in legal interpretation. Furthermore, any failure on our part to comply with these laws and regulations, or any laws or regulations that may be promulgated in the future, may subject us to significant liabilities and fines.

Employees

As of January 31, 2017, we had 450 employees, with 119 in research and development, 160 in sales and marketing, 128 in operations, customer support and professional services and 43 in general and administrative. Of these employees, 335 were located in the U.S. and 115 were located internationally. Our employees are not covered by collective bargaining agreements. We believe our employee relations are good.

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

We generated net losses of $16.9 million, $24.7 million and $18.5 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. As of January 31, 2017, we had an accumulated deficit of $157.4 million. We will need to generate and sustain increased revenue levels in future periods in order to become and remain profitable. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our incentive compensation and employee and sales performance management solutions, meet the increased compliance requirements associated with our operation as a public company, scale our professional services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this filing, and unforeseen expenses, difficulties, complications and delays and other unknown events. We may not be able to maintain or increase our revenue levels, and we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to, among other things, the expected growth in the SaaS and cloud software market or the market for incentive compensation and employee and sales performance management solutions may prove to be inaccurate. Demand for incentive compensation and employee and sales performance management solutions depends substantially on the adoption of variable compensation practices by organizations, and such practices may not be adopted in accordance with our expectations or at all. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth may be affected by consolidations or reorganizations of our customers. For example, our growth during the fiscal year ended January 31, 2017 was negatively impacted due to the loss of two large customers to reorganization events that resulted in both customers’ sale. In any of these cases, our business and operating results will be adversely affected.

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

The market for incentive compensation solutions for employee and sales performance management is highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices. We compete primarily with companies offering incentive compensation and employee and sales performance management applications via hybrid cloud-based and on-premise solutions. We also compete with spreadsheets, homegrown systems, and toolsets and products developed by software providers that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our competitors include Callidus, Cognos and Oracle, as well as several other privately held companies.

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

We operate in a rapidly evolving market and if we are unable to introduce new solutions or make enhancements to our existing solutions that successfully respond to emerging technological and customer demand trends and achieve market acceptance, our growth rates would likely decline and our business, operating results and competitive position could suffer.

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

Our growth strategy depends, in part, on our ability to develop and launch new solutions on a timely basis. For example, we introduced two new products, Xactly Inspire and Xactly Connect, in May 2016, and in January 2017 introduced a Commission Expense Forecasting solution as part of Xactly Incent Enterprise. If existing and potential customers do not perceive the benefits of these new offerings, a market may not develop or may develop more slowly than we expect, either of which would adversely affect our revenue growth prospects. We also face the risk that customers may not understand or be willing to bear the cost of incorporating these newer solutions into their organizations. In addition, we have limited experience in pricing any new solutions, such as Xactly Inspire and Xactly Connect, which could result in underpricing that adversely affects our expected financial performance, or overpricing that inhibits our customers’ acceptance of such new solutions. Even if the initial development and commercial introduction of any new solutions are successful, we cannot assure you that they will achieve widespread market acceptance or that any market acceptance will be sustainable over the longer term.

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

Our business depends substantially on customers renewing their agreements and purchasing additional modules from us or adding additional subscribers. Any decline in our customer renewals or purchases of additional modules or subscriptions would harm our future operating results. If we cannot accurately predict customer or subscriber renewals or the impact of any non-renewals on our future revenue, we may not meet our revenue targets, which may adversely affect the market price of our common stock.

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

In the past, some of our customers have elected not to renew their agreements with us or have renewed their agreements with a lower number of subscribers or with fewer modules. We may be unable to predict customer or subscriber renewal rates and the impact these rates may have on our future revenue and operating results. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, reduced hiring by our customers, reductions in our customers’ spending levels or the loss of an executive sponsor at a customer. If our customers do not renew their subscriptions, renew on less favorable terms, fail to purchase additional solutions or modules, or fail to add additional subscriptions, our revenue may decline, and our operating results may be harmed. For example, our growth during the second half of fiscal year 2017 was negatively impacted due to the loss of two large customers in the quarter  ended October 31, 2016.

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

We believe there are seasonal factors that may cause calculated billings and professional services revenue to be higher in some quarters compared with others. Generally, the timing of calculated billings have been split approximately 40% in the first half of the fiscal year and 60% in the second half of the fiscal year. Also, professional services revenue reflects this seasonality and is generally higher in our fourth fiscal quarter. We believe this variability is largely due to our customers’ compensation plan design and budgetary and spending patterns. In addition, investments in sales and marketing programs are seasonally higher in our second fiscal quarter, primarily due to our end user CompCloud conference that we host during the second quarter. In fiscal 2018, our participation in the salesforce.com DreamForce conference during the fourth quarter also generally increases our fourth fiscal quarter sales and marketing expenses.

Because our long-term growth strategy involves further expansion of our sales to customers outside the U.S., our business will be increasingly susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the years ended January 31, 2017 and 2016, revenue generated outside of the U.S. was approximately 9% and 10%, respectively, of our total revenue. In addition, a number of our customers are U.S. companies with employees abroad, and we estimate that approximately 31% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2017. We currently have international offices outside of the U.S. in the United Kingdom for sales and marketing and support and India for research and development, support and professional services. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. Additionally, some of the important factors that may affect our quarterly operating results include the following:

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

We have historically had limited experience managing data center operations ourselves, and we may lack the required expertise to manage these operations effectively. We may have difficulty recruiting or retaining qualified personnel who can provide such data center management services. Also, the third-party managers of our other data center operations are under no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to move to new data centers, and we may incur significant costs and possible service interruptions in connection with such a move.

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

Our use of distributed product development, support and professional services may prove difficult to manage and may hinder our ability us to produce new solutions and services and provide professional services in order to drive growth.

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

Our overall performance depends in part on U.S. and worldwide economic conditions, especially as the macroeconomic environment impacts our customers. Key economies have experienced downturns in the past in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. In addition, political developments may exacerbate economic conditions, such as the change in the U.S. administration, with any related policy uncertainty, and the Brexit vote, which creates an uncertain political, regulatory and economic environment in the United Kingdom and potentially across other EU member states, and may last for a number of months or years. These conditions may affect the rate of information technology spending generally and could adversely affect our customers’ ability or willingness to purchase our solutions and professional services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results. In particular, if any such economic slowdown disproportionately impacts any particular industry verticals of our customers, we may face diminished demand for our solutions or a contraction of subscribers and modules, which would significantly harm our revenue and results of operations.

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

Failure to effectively develop and expand our marketing and sales capabilities, including third-party partners, could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

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

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, sales compensation management experts and enterprise sales professionals are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications. In particular, we have experienced a very competitive hiring environment in the San Francisco Bay Area, where we are headquartered. In addition, changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to adequately staff our research and development efforts. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. It may be more difficult to attract new employees, some of whom may prefer to work for a private company with the possibility of a future initial public offering. If the price of our stock does not increase, or experiences significant volatility, our ability to attract or retain key employees may be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

We may experience difficulties in implementing new business and financial systems.

We currently are in the process of transitioning certain of our business and financial systems, particularly the adoption and integration of a new third-party software to manage our revenue processes. The process of migrating our legacy systems could disrupt our ability to timely and accurately process and report key aspects of our revenue cycle, including billing, accounts receivable, deferred revenue and recognition of revenue in accordance with our revenue recognition policy. In addition, certain financial controls and processes will change with the transition and need to be monitored and assessed for effective implementation and to minimize internal controls risks, and there is no assurance that we will be able to identify future deficiencies in our internal controls, including material weaknesses, in future periods. Any difficulties in implementing the new software or related failures of our internal control over financial reporting could adversely affect our results of operations or financial condition and cause harm to our reputation.

If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.

Because our recent growth has resulted in the expansion of our business, we do not have a long history upon which to base forecasts of future operating revenue. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our solutions, which typically extends for several months, may also cause us to experience a delay between increasing operating expenses for such sales efforts, and, upon successful sales, the generation of corresponding revenue. In addition, we are currently in the process of adopting and integrating a new third-party software to manage our revenue recognition. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our operating results in future reporting periods may be significantly below the expectations of equity research analysts or investors, which could harm the price of our common stock.

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

While we have two issued U.S. patents and seven U.S. patent applications pending, those applications and any patent applications that we may file in the future may not result in issued patents, and we may be unable to obtain protection for the covered technology. In addition, any patents issued or other intellectual property may not provide us with competitive advantages, or may be successfully challenged or invalidated by third parties through administrative process or litigation. Effective trademark, trade secret, patent, copyright and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Additional uncertainty may result from changes to intellectual property legislation enacted in the U.S. and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions or to use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries do not protect proprietary and intellectual property rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, including as counterclaims to any intellectual property litigation. Litigation is inherently uncertain, and any litigation, whether as a plaintiff or defendant and whether or not it is resolved in our favor, could result in significant expense to us and the invalidation or narrowing of the scope of our intellectual property and could divert the efforts of our technical and management personnel.

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

We may be subject to future foreign regulation requiring data collected or used within such foreign jurisdiction to reside there. Foreign data privacy laws and regulations, such as the EU’s Data Protection Directive, and the country-specific laws and regulations that implement the directive, also govern the processing of personally identifiable data, and may be stricter than U.S. laws. The EU formally adopted the GDPR, to supersede the Data Protection Directive in 2018, which would cause EU data privacy laws to be more stringent and to provide for greater penalties for noncompliance. Additionally, with regard to transfers of personal data from Europe to the U.S., we historically relied on the U.S.‑EU and U.S.‑Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for complying with certain restrictions on the transfer of personal data by U.S. companies from the EEA and Switzerland to the U.S. In October 2015, the Court of Justice of the EU issued a ruling invalidating the U.S.-EU Safe Harbor Framework as a method of complying with restrictions in the EU Data Protection Directive (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA.  We are in the process of implementing appropriate changes to our practices with respect to personal data as a result of this ruling, and this ruling and other developments in the legal landscape surrounding cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers, to be challenged, may require us to change our business practices, and may otherwise adversely impact our business. More recently, the U.S. and the EU reached agreement upon a new data transfer framework referred to as the U.S.-EU Privacy Shield, designed to replace the invalidated U.S.-EU Safe Harbor. The U.S.-EU Privacy Shield has recently become effective, but it is not clear that we will find it appropriate to utilize as a mechanism to legitimize data transfers from the EEA to the U.S. We are engaging in other measures to legitimize our transfers of personal data from the EEA to the U.S. in the interim. As a result of the Court of Justice of the EU’s ruling regarding the U.S.-EU Safe Harbor Framework, or if other restrictions are adopted by the EU or other jurisdictions upon the transfer of personal data to the U.S., we may have to create duplicative, and potentially expensive, information technology infrastructure and business operations in other jurisdictions, which may hinder our expansion plans in those jurisdictions or render such plans commercially infeasible. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us or to the businesses of our customers may be substantial and may limit the use and adoption of our solutions and reduce overall demand, may require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy, or may lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws or regulations.

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

As of January 31, 2017, we had approximately $240.0 million and $84.2 million of federal and state net operating loss carryforwards, respectively, and federal and state research and development tax credit carryforwards in the amount of $3.8 million and $2.5 million, respectively, which if not utilized will begin to expire in 2019 for federal purposes and 2017 for state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could require additional cash expenditures for income taxes in the future. In addition, under Section 382 of the Internal Revenue Code of 1986 (the Code), our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” Under Section 382 of the Code, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50% over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior ownership changes or any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property, and to meet other needs.

As of January 31, 2017, we had total outstanding indebtedness of approximately $13.4 million drawn under various credit facilities.

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

We rely heavily on our data centers, network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of a terrorist attack, online or hacker attack, earthquake, fire, flood, power loss, telecommunications failure, or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our solutions to our customers. Our service is delivered from data centers located in Virginia and California, with most of the data center operations managed both by third parties and, beginning in April 2015, by us. In addition, we are headquartered and most of our employees reside in the San Francisco Bay Area, an area susceptible to earthquakes, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems or otherwise continue to provide our solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2017, we have outstanding 31,519,134 shares of common stock.

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

Our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially own approximately 41.3% of our common stock outstanding based on shares outstanding as of January 31, 2017. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

The requirements of being a public company have subjected us to increased costs and will likely result in further increases in costs and may strain our resources and divert management’s attention.

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

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We will be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, or to the extent we are unable to transition successfully to a new third-party software to manage our revenue recognition or similar system upgrades, we could incur material costs and our business could be materially affected.

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

We are required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year. This assessment will include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Prior to our initial public offering (IPO), we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act until the year following the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Act (JOBS Act). If we are unable to comply with the requirements of Section 404 of the Sarbanes‑Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Implementing any appropriate changes to our internal controls, including as may be necessary in connection with our transition to a new third-party software to manage our revenue recognition, may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes‑Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our IPO. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than what you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Market Information for Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “XTLY” on June 26, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low
Fiscal year ended January 31, 2016:
Second Quarter (beginning June 26, 2015)	$10.09	$6.09
Third Quarter	$10.67	$6.12
Fourth Quarter	$10.00	$6.34

	High	Low
Fiscal year ended January 31, 2017:
First Quarter	$8.09	$4.68
Second Quarter	$13.34	$7.71
Third Quarter	$16.10	$12.21
Fourth Quarter	$14.90	$10.60

Holders of Record

As of January 31, 2017, there were 169 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the S&P 1500 Software & Services Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on June 26, 2015, the date our common stock began trading on the New York Stock Exchange, and its relative performance is tracked through January 31, 2017. To date, no cash dividends have been declared or paid on our common stock. The returns shown are based on historical results and are not intended to suggest future performance.

	Base
	Period
	6/26/2015	6/30/2015	7/31/2015	10/31/2015	1/31/2016	4/29/2016	7/29/2016	10/31/2016	1/31/2017
Xactly Corporation	$100.00	$98.74	$83.91	$106.90	$80.00	$92.64	$142.76	$148.28	$139.66
S&P 500	$100.00	$98.17	$100.11	$98.95	$92.33	$98.28	$103.43	$101.17	$108.44
S&P 1500 Software & Services	$100.00	$97.79	$104.46	$109.77	$107.83	$109.39	$118.09	$121.02	$126.06

Equity Compensation Plan Information

See Part III, Item 12 of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Financial Data

The following selected consolidated financial and other data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected consolidated financial and other data in this section is not intended to replace our consolidated financial statements and the related notes. We derived the selected consolidated statements of operations data for fiscal 2017, fiscal 2016 and fiscal 2015 and the consolidated balance sheet data as of January 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this report. Our historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Fiscal year ended January 31,
	2017	2016	2015
	(in thousands)
Revenue:
Subscription services	$72,994	$59,211	$47,309
Professional services	22,467	16,763	13,802
Total revenue	95,461	75,974	61,111
Cost of revenue:
Subscription services (1)	16,993	15,722	11,717
Professional services (1)	20,386	15,680	13,325
Total cost of revenue	37,379	31,402	25,042
Gross profit	58,082	44,572	36,069
Operating expenses:
Research and development (1)	18,210	15,650	11,867
Sales and marketing (1)	40,187	34,836	28,877
General and administrative (1)	15,900	14,502	10,087
Amortization of intangibles	—	—	707
Total operating expenses	74,297	64,988	51,538
Operating loss	(16,215)	(20,416)	(15,469)
Other income (expense):
Interest expense	(501)	(6,021)	(3,087)
Loss on extinguishment of debt	—	(1,524)	—
Decrease (increase) in fair value of preferred stock warrant liabilities	—	3,542	309
Other income (expense), net	43	(1)	(20)
Total other expense	(458)	(4,004)	(2,798)
Loss before income taxes	(16,673)	(24,420)	(18,267)
Income tax expense	241	299	265
Net loss	$(16,914)	$(24,719)	$(18,532)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.55)	$(1.33)	$(6.69)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	30,593	18,545	2,769

(1)	Stock-based compensation expense is included in our results of operations as follows (in thousands):

	Fiscal year ended January 31,
	2017	2016	2015
Cost of subscription services	$595	$456	$237
Cost of professional services	1,009	454	61
Research and development	2,013	898	272
Sales and marketing	2,176	893	312
General and administrative	2,618	1,156	776
Total	$8,411	$3,857	$1,658

	January 31,
	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,010	$48,027
Short-term marketable securities	26,534	—
Working capital	541	9,772
Total assets	87,996	86,884
Deferred revenue	56,861	44,510
Debt and capital lease obligations, current and long-term	13,327	15,809
Total Stockholders' equity	5,178	10,436

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were founded in March 2005 and initially we focused on providing incentive compensation solutions for sales personnel. As we have grown, we have expanded our solutions to serve many types of employees across a variety of industries and companies, ranging from FORTUNE 50 enterprises to small, emerging companies. Our initial commercially available solution was Xactly Incent Enterprise, our flagship solution, which helps large enterprise and mid-market companies manage the critical elements of incentive compensation. In 2010, we introduced Xactly Incent Express, our incentive compensation solution that provides streamlined functionality targeted to companies with fewer than 350 employees. In 2013, we introduced Xactly Objectives, a solution for both sales and non-sales personnel, allowing managers and employees to collaboratively track and achieve individual and shared goals. In August 2014, we introduced Xactly Insights, a solution which helps our customers make fact-based decisions to motivate employees and drive business performance using our empirical set of aggregated and anonymized data. In addition, over the years, we have also introduced modules that augment Xactly Incent Enterprise, such as analytics, modeling, automated workflows, quotas and approvals and credit assignment. In May 2016, we introduced Xactly Inspire, a solution for on-boarding and coaching for sales personnel and managers. Also in May 2016, we introduced Xactly Connect, an API solution for customers to leverage their own internal IT resources for managing data sources for incentive compensation.

Our customer base has been predominantly located in the U.S., and we plan to grow our customer base internationally. However, a number of our customers are U.S. companies with employees abroad. We estimate that approximately 31% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2017. For the fiscal year ended January 31, 2017, approximately 91% of our revenue was from U.S. customers. We market our solutions and services through our direct sales force and sales support staff, and we also rely on partners to refer opportunities to our sales force.

Because we offer our solutions on a subscription basis, we have visibility into a substantial portion of our near-term subscription services revenue. Subscriptions are typically sold through non-cancellable contracts with one to three year terms. Subscription fees are primarily based on the number of subscribers per customer per month. We generally invoice customers annually in advance. The prices we charge a customer per subscriber are driven, in part, by subscriber attributes and the number of subscribers for which that customer has contracted, with generally lower prices per subscriber for larger contracts consistent with industry practice. Customer attributes that impact pricing include, in no particular order, frequency of payment by the customer to its employees, complexity of the compensation plans, value of the employee’s compensation, value of the product or service that the employee is selling and the number of payees. Changes in competitive or market conditions may also cause us to reduce the prices we charge for our solutions or revise the pricing model upon which they are based. The average pricing per subscriber of our subscription services for the fiscal year ended January 31, 2017 remained relatively consistent when compared to the fiscal year ended January 31, 2016; however, we have noticed an increase in competitive discounting in the past fiscal year. We recognize subscription services revenue ratably over the term of the contract, and amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet. Our deferred revenue does not include the unbilled portion of subscription agreements.

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

As of January 31, 2017, we had approximately 297,000 subscribers, compared to approximately 266,000 subscribers at January 31, 2016, an increase of approximately 12%. No single customer accounted for more than 5% of our revenue for the fiscal year ended January 31, 2017 or 2016. Within our customer base, deployments range from implementations within a single division or geography to enterprise-wide or global deployments. Our growth to date has been a function of growth in new customers, new subscribers at current customers and sales of additional modules to current customers. While approximately 56% of our customers were enterprise and mid-market companies as of January 31, 2017, we derived approximately 92% of our revenue from enterprise and mid-market customers for the fiscal year ended January 31, 2017. We define our enterprise customers as those customers with a minimum of 4,000 employees and our mid-market customers as those customers with at least 350 and less than 4,000 employees. We have sold our solutions to customers in a number of industry verticals, including business & financial services, communications, high-tech manufacturing, life sciences, retail, travel & hospitality, media & internet and SaaS & traditional software.

We had total revenue of $95.5 million, $76.0 million and $61.1 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively, resulting in year-over-year increases of 26% and 24%. Our subscription revenue for the fiscal years ended January 31, 2017, 2016 and 2015 was $73.0 million, $59.2 million and $47.3 million, respectively, resulting in year-over-year increases of 23% and 25%. We have made and expect to continue to make significant investments to support our growth, and accordingly have incurred net losses of $16.9 million, $24.7 million and $18.5 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Subscribers

The number of subscribers at each of our customers ranges from tens to thousands. As of January 31, 2017, we had approximately 297,000 subscribers. This represents an increase of approximately 12% over the approximately 266,000 subscribers we had as of January 31, 2016. Our growth in subscribers was negatively impacted for the fiscal year ended January 31, 2017 due to the loss of two large customers through mergers and acquisitions during the third fiscal quarter of that year. We expect subscriber additions to vary quarter to quarter based on factors such as seasonality, deal mix across customer segments and customer retention. A subscriber is a unique user account purchased by a customer for use by an employee or other customer-authorized user.

	As of January 31,
	2017	2016	2015
Subscribers*	297,000	266,000	194,000

*	Rounded to the nearest thousand.

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

	As of January 31,
	2017	2016	2015
Revenue retention rate	99%	105%	104%

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

Research and development expenses consist primarily of personnel costs and outside services. In addition, research and development expenses include allocated depreciation, facilities, insurance and rent expenses. We believe that continued investment in our solutions is important for our growth. We expect our research and development expenses to continue to increase in dollar amount but not necessarily as a percentage of revenue for the foreseeable future.

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

Results of operations

The following tables show our results of operations in dollars and as a percentage of our total revenue. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Fiscal year ended January 31,
	2017	2016	2015
	(in thousands)
Revenue:
Subscription services	$72,994	$59,211	$47,309
Professional services	22,467	16,763	13,802
Total revenue	95,461	75,974	61,111
Cost of revenue:
Subscription services	16,993	15,722	11,717
Professional services	20,386	15,680	13,325
Total cost of revenue	37,379	31,402	25,042
Gross profit	58,082	44,572	36,069
Operating expenses:
Research and development	18,210	15,650	11,867
Sales and marketing	40,187	34,836	28,877
General and administrative	15,900	14,502	10,087
Amortization of intangibles	—	—	707
Total operating expenses	74,297	64,988	51,538
Operating loss	(16,215)	(20,416)	(15,469)
Total other expense	(458)	(4,004)	(2,798)
Loss before income taxes	(16,673)	(24,420)	(18,267)
Income tax expense	241	299	265
Net loss	$(16,914)	$(24,719)	$(18,532)

Percentage of total revenue

	Fiscal year ended January 31, *
	2017	2016	2015
Revenue:
Subscription services	76%	78%	77%
Professional services	24	22	23
Total revenue	100	100	100
Cost of revenue:
Subscription services	18	21	19
Professional services	21	21	22
Total cost of revenue *	39	41	41
Gross profit	61	59	59
Operating expenses:
Research and development	19	21	19
Sales and marketing	42	46	47
General and administrative	17	19	17
Amortization of intangibles	—	—	1
Total operating expenses	78	86	84
Operating loss	(17)	(27)	(25)
Total other expense	—	(5)	(5)
Loss before income taxes	(17)	(32)	(30)
Income tax expense	—	—	—
Net loss *	(18)%	(33)%	(30)%

*	Certain figures may not sum due to rounding.

Comparison of the fiscal years ended January 31, 2017, 2016 and 2015

Revenue

	Fiscal year ended January 31,			Percentage Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(dollars in thousands)
Subscription services	$72,994	$59,211	$47,309	23%	25%
Professional services	22,467	16,763	13,802	34%	21%
Total revenue	$95,461	$75,974	$61,111	26%	24%
Percentage of revenue
Subscription services	76%	78%	77%
Professional services	24%	22%	23%
Total	100%	100%	100%

Total revenue increased by $19.5 million, or 26%, for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016, and increased by $14.9 million, or 24%, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015.

Subscription services revenue increased by $13.8 million, or 23%, for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016, and increased by $11.9 million, or 25%, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. The increases during both periods were primarily due to the addition of new customers, an increase in subscribers at existing customers and the sale of additional modules to existing customers.

Professional services revenue increased by $5.7 million or 34% for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016, and increased by $3.0 million or 21% for the fiscal year ended

January 31, 2016 compared to the fiscal year ended January 31, 2015. The increases in professional services revenue during both periods were related to increases in implementation and integration services due to the addition of new customers purchasing our subscriptions.

Cost of revenue and gross margin

	Fiscal year ended January 31,			Percentage Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(dollars in thousands)
Cost of revenue:
Subscription services	$16,993	$15,722	$11,717	8%	34%
Professional services	20,386	15,680	13,325	30%	18%
Total cost of revenue	$37,379	$31,402	$25,042	19%	25%
Gross profit	$58,082	$44,572	$36,069	30%	24%
Gross margin	61%	59%	59%
Percentage of revenue: *
Cost of subscription services	18%	21%	19%
Cost of professional services	21%	21%	22%
Total	39%	41%	41%

*	Certain figures may not sum due to rounding.

Cost of revenue increased by $5.9 million, or 19%, for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016, and increased by $6.4 million, or 25%, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015.

Cost of subscription services revenue increased by $1.2 million, or 8%, for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016, and increased by $4.0 million, or 34%, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. The increase for the fiscal year ended January 31, 2017 was primarily due to increases of $1.2 million in software, equipment and depreciation costs, $0.7 million in personnel costs related to increased headcount and $0.4 million in royalty costs. These increases were partially offset by decreases of $0.9 million in hosting services costs and $0.2 million in outside services expenses. The increase for the fiscal year ended January 31, 2016 was primarily due to increases of $1.4 million in software, equipment and depreciation costs, $1.2 million in personnel costs related to increased headcount, $0.6 million in outside services and facilities expenses, $0.5 million in hosting services costs and $0.2 million in stock-based compensation expense.

Cost of professional services revenue increased $4.7 million, or 30%, for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016, and $2.4 million, or 18%, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. The increase for the fiscal year ended January 31, 2017 was primarily due to increases of $2.0 million in personnel costs related to increased headcount, $1.8 million in outside services, $0.6 million in stock-based compensation expense and $0.3 million in travel related expenses. The increase for the fiscal year ended January 31, 2016 was primarily due to increases of $1.2 million in personnel costs related to increased headcount, $0.4 million in stock-based compensation expense, $0.3 million in outside services and $0.3 million in travel-related expenses.

Overall gross margin increased to 61% for the fiscal year ended January 31, 2017 compared to 59% for the fiscal year ended January 31, 2016. The overall gross margin increase was primarily due to the increase in subscription services revenue of 23% while the cost of subscription services revenue increased 8%; and to a lesser extent, the increase in professional services revenue of 34% while the cost of professional services revenue increased 30%.  Overall gross margin remained consistent for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015.

Operating expenses

	Fiscal year ended January 31,			Percentage Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(dollars in thousands)
Research and development	$18,210	$15,650	$11,867	16%	32%
Sales and marketing	40,187	34,836	28,877	15%	21%
General and administrative	15,900	14,502	10,087	10%	44%
Amortization of intangibles	—	—	707	—%	(100)%
Total operating expenses	$74,297	$64,988	$51,538	14%	26%
Percentage of revenue:
Research and development	19%	21%	19%
Sales and marketing	42%	46%	47%
General and administrative	17%	19%	17%
Amortization of intangibles	—%	—%	1%
Total	78%	86%	84%

*	Certain figures may not sum due to rounding.

Research and development expenses increased by $2.6 million, or 16%, for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016, and increased by $3.8 million, or 32%, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. The increase for the fiscal year ended January 31, 2017 was primarily due to increases of $1.5 million in personnel costs related to increased headcount and $1.1 million in stock-based compensation expense.  The increase for the fiscal year ended January 31, 2016 was primarily due to increases of $2.2 million in personnel costs related to increased headcount, $0.6 million in stock-based compensation expense, $0.5 million in software, equipment and depreciation costs and $0.3 million in facilities costs.

Sales and marketing expenses increased by $5.4 million or 15% for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016, and increased by $6.0 million or 21% for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. The increase for the fiscal year ended January 31, 2017 was primarily due to increases of $3.4 million in personnel costs related to increased headcount, $1.3 million in stock-based compensation expense and $1.1 million in lead generation, promotions and other expenses.  These increases were partially offset by a decrease of $0.6 million in commission costs due to a change in the mix of incentive compensation. The increase for the fiscal year ended January 31, 2016 was primarily due to increases of $3.3 million in personnel costs related to increased headcount, $1.0 million in commission costs due to increased bookings, $0.8 million in facilities costs, $0.6 million in stock-based compensation expense and $0.5 million in lead generation, promotions and other expenses.  These increases were partially offset by a decrease of $0.3 million in other employee costs.

General and administrative expenses increased by $1.2 million, or 8%, for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016, and increased by $4.4 million, or 44%, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. The increase for the fiscal year ended January 31, 2017 was primarily due to increases of $1.5 million in stock-based compensation expense, $0.7 million in personnel costs related to increased headcount and $0.1 million in accounting related expenses.  These increases were partially offset by decreases of $0.6 million in facilities costs and $0.6 million in outside services and other general and administrative costs.  The increase for the fiscal year ended January 31, 2016 was primarily due to increases of $1.3 million in personnel costs related to increased headcount, $0.8 million in facilities costs, $0.5 million in software, equipment and depreciation costs, $0.5 million in legal and other outside services, $0.4 million in stock-based compensation expense and $0.3 million in travel-related expenses. We also made a contribution of common stock in the second quarter of fiscal 2016 to the XactlyOne Foundation with a fair value of $0.5 million.

We did not incur any expense related to amortization of intangibles in the fiscal years ended January 31, 2017 and 2016. Amortization of intangibles decreased by $0.7 million, or 100%, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. As of January 31, 2015, the entire intangible asset balance related to the Centive acquisition had been fully amortized.

Total other income (expense)

	Fiscal year ended January 31,			Percentage Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(dollars in thousands)
Interest expense	$(501)	$(6,021)	$(3,087)	(92)%	95%
Loss on extinguishment of debt	—	(1,524)	—	—%	—%
Decrease (increase) in fair value of preferred stock warrant liabilities	—	3,542	309	(100)%	1046%
Other income (expense), net	43	(1)	(20)	(4400)%	(95)%
Total other expense	$(458)	$(4,004)	$(2,798)	(89)%	43%
Percentage of revenue: *
Interest expense	(1)%	(8)%	(5)%
Loss on debt extinguishment	—%	(2)%	—%
Decrease (increase) in fair value of preferred stock warrant liabilities	—%	5%	1%
Other income (expense), net	—%	—%	—%
Total	(1)%	(5)%	(5)%

*	Certain figures may not sum due to rounding.

Interest expense decreased by $5.5 million, or 92%, for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016, and increased by $2.9 million, or 95%, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015.  The decrease for the fiscal year ended January 31, 2017 was primarily due to the write-off of the unamortized debt discount of $2.4 million associated with the payoff of all amounts outstanding under the Wellington Financial LP (Wellington) term loan and the non-cash amortization of debt discount under other debt facilities which occurred during the fiscal year ended January 31, 2016. In addition, interest accrued on a smaller outstanding principal balance as we made quarterly principal payments during the fiscal year ended January 31, 2017 and lower interest rates under our credit facilities during the fiscal year ended January 31, 2017 contributed to the decrease.

The loss on extinguishment of debt of $1.5 million in fiscal 2016 relates to the Amended SVB Agreement and the extinguishment of the Mezzanine Loan (as defined below) in October 2015. The existing unamortized debt issuance costs related to the Mezzanine Loan were included in the calculation of any gain or loss on extinguishment.

In the fiscal year ended January 31, 2016, we recorded a $3.5 million benefit for the decrease in the fair value of our preferred stock warrant liabilities primarily due to an overall decrease in the fair value of the existing warrants based on the initial public offering price of our common stock.

Quarterly results of operations

The following tables set forth our unaudited quarterly consolidated statements of operations data for the eight fiscal quarters ended January 31, 2017. We have prepared the statement of operations for each of these quarters on the same basis as the audited consolidated financial statements, and, in our opinion, it includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This information should be read in conjunction with our audited consolidated financial statements and related notes. These quarterly results of operations are not necessarily indicative of our results of operations for any future period.

	Three months ended
	Jan 31, 2017	Oct 31, 2016	Jul 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015
Revenue:
Subscription services	$19,051	$18,455	$18,167	$17,321	$16,306	$15,157	$14,271	$13,477
Professional services	5,247	5,490	5,797	5,933	4,396	3,940	4,081	4,346
Total revenue	24,298	23,945	23,964	23,254	20,702	19,097	18,352	17,823
Cost of revenue:
Subscription services	4,476	4,242	4,140	4,135	4,031	3,973	4,130	3,588
Professional services	4,727	4,958	5,154	5,547	4,379	3,877	3,743	3,681
Total cost of revenue	9,203	9,200	9,294	9,682	8,410	7,850	7,873	7,269
Gross profit	15,095	14,745	14,670	13,572	12,292	11,247	10,479	10,554
Operating expenses:
Research and development	4,705	4,622	4,534	4,349	4,159	4,130	3,852	3,509
Sales and marketing	9,831	10,440	10,718	9,198	9,750	9,319	8,623	7,144
General and administrative	4,487	3,725	3,570	4,118	4,049	3,330	3,574	3,549
Total operating expenses	19,023	18,787	18,822	17,665	17,958	16,779	16,049	14,202
Operating loss	(3,928)	(4,042)	(4,152)	(4,093)	(5,666)	(5,532)	(5,570)	(3,648)
Total other expense	(109)	(104)	(100)	(145)	(109)	(4,763)	2,112	(1,244)
Loss before income taxes	(4,037)	(4,146)	(4,252)	(4,238)	(5,775)	(10,295)	(3,458)	(4,892)
Income tax expense	19	74	69	79	118	62	17	102
Net loss	$(4,056)	$(4,220)	$(4,321)	$(4,317)	$(5,893)	$(10,357)	$(3,475)	$(4,994)

Liquidity and capital resources

Liquidity

The following table summarizes our cash flows for the periods indicated:

	Fiscal year ended January 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(3,006)	$(6,364)	$(11,388)
Net cash used in investing activities	(30,792)	(4,298)	(3,244)
Net cash provided by financing activities	806	39,418	21,509
Cash, cash equivalents and marketable securities	41,544	48,027	19,325

Prior to our IPO, we financed our operations primarily through the sales of our solutions, private placements of our convertible preferred stock and proceeds from our credit facilities in the form of term debt, capital leases and a revolving line of credit. In July 2015, we raised gross proceeds of $63.3 million in our IPO. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58.8 million, before offering costs of approximately $4.3 million. As of January 31, 2017 and 2016, we had $41.5 million and $48.0 million, respectively, of cash, cash equivalents and marketable securities. The Company’s marketable securities investment portfolio primarily consists of highly rated securities, and the Company’s investment policy generally limits the amount of credit exposure to securities from any one issuer. The policy requires investments generally to be rated “investment grade” so as to minimize the potential risk of principal loss.

In August 2012, we entered into a loan facility (SVB Agreement) with Silicon Valley Bank (SVB). In October 2014, we extended the maturity date of the SVB credit facility to August 20, 2016 and provided for increases in the revolving line of credit (LOC) under such facility from $8.0 million to up to $13.0 million upon the achievement of certain milestones. In November 2014, we achieved the first such milestone and the revolving credit line under the facility was increased to $11.0 million. In October 2014, we entered into the Mezzanine Loan, a $10.0 million term loan facility (Mezzanine Loan). The Mezzanine Loan maturity date was October 24, 2017. In October 2014, we drew $10.0 million on the Mezzanine Loan. In November 2014, Westriver Mezzanine Loans, LLC (Westriver) became a co-lender in the Mezzanine Loan. In October 2015, we repaid the Mezzanine Loan in full as described below and as of January 31, 2017 and 2016, there was no amount outstanding.

In October 2015, we entered into an Amended and Restated Loan and Security Agreement with SVB (Amended SVB Agreement), which provided for an increase in the LOC to $15.0 million and extended the maturity date to October 2018.  As of January 31, 2017 and 2016, we had $6.5 million outstanding under the LOC.

In October 2015, as part of the Amended SVB Agreement, we entered into a $10.0 million term loan (SVB Term Loan) which was used to repay the $10.0 million outstanding under the Mezzanine Loan in full in accordance with its terms. The SVB Term Loan matures on September 30, 2019. As of January 31, 2017 and 2016, we had $6.9 million and $9.4 million, respectively, outstanding under the SVB Term Loan.

In May 2013, we entered into the original May 2013 Loan and Security Agreement with Wellington (Wellington Agreement). In October 2014, we entered into an amendment and restatement of the Wellington Agreement with Wellington, which amended the original May 2013 Loan and Security Agreement. The amended and restated Wellington Agreement consisted of a $15.4 million term loan facility, which was a consolidation of the balance outstanding on the term loan and operating line entered into in May 2013, and the maturity date was extended to October 24, 2017.  On August 31, 2015, we repaid all amounts outstanding under the Wellington Agreement in full in accordance with its terms and as of January 31, 2017 and 2016, there was no amount outstanding.

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2017 and 2016, we had deferred revenue of $56.9 million and $44.5 million, respectively. Of these amounts, $53.4 million and $41.2 million, respectively, were recorded as current liabilities and are expected to be recorded as revenue in the following fiscal year, provided all other revenue recognition criteria have been met.

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

We used $3.0 million in cash for operating activities for the fiscal year ended January 31, 2017, which reflects our net loss of $16.9 million, adjusted by non-cash charges of $12.5 million (consisting primarily of $8.4 million for stock-based compensation, $3.8 million for depreciation and amortization, $0.2 million for allowance for doubtful accounts and $0.1 million for loss from disposal on fixed assets). Additional sources of cash inflows were from changes in our working capital, including a $12.4 million increase in deferred revenue, offset by a $6.4 million increase in accounts receivable, a $2.9 million decrease in accounts payable and accrued expenses, a $1.0 million decrease in other long-term liabilities and a $0.8 million increase in prepaid expenses and other assets.

We used $6.4 million in cash for operating activities for the fiscal year ended January 31, 2016, which reflects our net loss of $24.7 million, adjusted by non-cash charges of $9.9 million (consisting primarily of $3.5 million for amortization of debt issuance costs, $3.9 million for stock-based compensation, $3.1 million for depreciation and amortization, $1.5 million for the loss on extinguishment of debt, $0.7 million for facility exit costs, $0.2 million for loss from disposal on fixed assets and $0.5 million related to the donation of our common stock to the XactlyOne Foundation, partially offset by a gain from the change in fair value of warrant liability of $3.5 million). Additional sources of cash inflows were from changes in our working capital, including a $10.4 million increase in deferred revenue and a $2.3 million increase in accounts payable and accrued expenses, which was partially offset by a $3.1 million increase in accounts receivable, a $0.2 million decrease in other long-term liabilities and a $1.0 million increase in prepaid expenses and other assets.

We used $11.4 million in cash for operating activities for the fiscal year ended January 31, 2015, which reflects our net loss of $18.5 million, adjusted by non-cash charges of $4.8 million (consisting primarily of $2.0 million for depreciation and amortization, $1.7 million for stock-based compensation, $0.8 million for  amortization of debt issuance costs and $0.7 million for amortization of intangible assets, partially offset by a gain from the change in fair value of warrant liability of $0.3 million). Additional sources of cash inflows were from changes in our working capital, including a $4.6 million increase in deferred revenue and a $0.9 million increase in accounts payable and accrued expenses, which was partially offset by a $2.7 million increase in accounts receivable and a $0.5 million increase in prepaid expenses and other current assets.

Average days sales outstanding increased to 84 days for the fiscal year ended January 31, 2017 from 76 days for the fiscal year ended January 31, 2016. Average days sales outstanding decreased to 76 days for the fiscal year ended January 31, 2016 from 84 days for the fiscal year ended January 31, 2015.

Net cash used in investing activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities, our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

We used $30.8 million in cash for investing activities for the fiscal year ended January 31, 2017, reflecting $28.0 million for the purchases of marketable securities and $4.3 million for the purchases of property and equipment, partially offset by proceeds of $1.3 million from maturities of marketable securities and $0.2 million from release of restricted cash.

We used $4.3 million in cash for investing activities for the fiscal year ended January 31, 2016, reflecting purchases of property and equipment as we made significant investments in hardware and software to support growth in our customer base and moved our headquarters to a new facility. In particular, we made significant investments in enhancing our system architecture by completing an additional secure production environment during the year ended January 31, 2016.

We used $3.2 million in cash for investing activities for the fiscal year ended January 31, 2015, reflecting $3.1 million for the purchases of property and equipment and $0.1 million in restricted cash. In particular, we made significant investments in enhancing our system architecture during the fiscal year ended January 31, 2015.

Net cash provided by financing activities

We generated $0.8 million in cash from financing activities for the fiscal year ended January 31, 2017, which was primarily due to $4.3 million of proceeds from the exercise of stock options and issuance of common stock for our Employee Stock Purchase Plan (ESPP) and $0.6 million of net proceeds from exercise of warrants.  These increases were partially offset by payments of principal on term debt of $2.5 million and tax payments related to the vesting of restricted stock units of $1.6 million.

We generated $39.4 million in cash from financing activities for the fiscal year ended January 31, 2016, which was primarily due to $56.1 million net proceeds from our IPO, $9.9 million net proceeds from principal on term debt, and $0.9 million of proceeds from the exercise of stock options. These increases were partially offset by payments of principal on term debt of $26.0 million and tax payments related to the exercise of stock options of $1.6 million.

We generated $21.5 million in cash from financing activities for the fiscal year ended January 31, 2015, which was primarily due to $14.8 million from the aggregate borrowings under the Mezzanine Loan and LOC, $8.4 million of net proceeds from the issuance of Series F Convertible Preferred Stock, and $0.4 million proceeds from exercise of stock options and warrants. These increases were offset by payments of deferred initial public offering costs of $1.6 million and payments on capital leases of $0.5 million.

Capital resources

As of January 31, 2017, we had cash, cash equivalents and marketable securities of $41.5 million, which were predominantly denominated in U.S. dollars and consisted of bank deposits, money market funds, corporate bonds and notes, US Treasuries, certificates of deposit and commercial paper. As of January 31, 2017, $0.2 million of cash was held by our foreign subsidiaries. We incurred net losses of $16.9 million, $24.7 million and $18.5 million during the fiscal years ended January 31, 2017, 2016 and 2015, respectively. In addition, our accumulated deficit was $157.4 million as of January 31, 2017.

We may require access to capital to fund our operations, including general working capital for operating expenses, purchases of property and equipment for our operations, and other needs. We believe that our existing liquidity sources will satisfy our cash requirements and operations (including continued growth in revenue and employees) for at least the next 12 months. We expect that our operating losses and negative cash flows from operations will continue through at least the foreseeable future. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We cannot assure you that such additional financing will be available at terms acceptable to us, or at all. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in additional debt or equity financings, our plans for continued growth may need to be moderated or curtailed.

Contractual obligations

The following summarizes our contractual obligations as of January 31, 2017:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$2,032	$4,439	$2,057	$—	$8,528
Short- and long-term debt obligations	9,000	4,375	—	—	13,375
Interest payments on long-term debt obligation(1)	450	750	—	—	1,200
Purchase obligations(2)	1,270	318	—	—	1,588
Total	$12,752	$9,882	$2,057	$—	$24,691

The table above excludes the liability for uncertain tax positions due to the uncertainty of when the related tax settlements will become due.

(1)

We have included the expected monthly interest payments on our SVB Term Loan based on the rate of interest of 4.5% per year through the maturity date of September 30, 2019. We have excluded interest on our LOC where the principal may be repaid at any time and, accordingly, interest payments cannot be estimated. As of January 31, 2017, this line of credit consisted of $6.5 million with an interest rate of 3.28% per annum.

(2)

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of January 31, 2017. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. The aggregate of these items represents our estimate of purchase obligations. In addition, we have other obligations for goods and services entered into in the normal course of business.

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

In October 2015, we entered into the Amended SVB Agreement.  The Amended SVB Agreement, among other things, provided for increases in the revolving line of credit to $15.0 million and extended the maturity date to October 30, 2018, with a variable annual rate of interest of Prime plus 1.25% or LIBOR plus 2.50%.  As of January 31, 2017 and January 31, 2016, we had $8.5 million available under the SVB credit facility.  Lastly, as part of the Amended SVB Agreement, we entered into a $10.0 million SVB Term Loan, with a maturity date of September 30, 2019.  The SVB Term Loan carries a variable annual rate of interest of Prime plus 1.25% and require principal payments due in 16 equal quarterly installments and interest payments on a monthly basis.  In accordance with the Amended SVB Agreement, the $10.0 million outstanding under the Mezzanine Loan was paid in full in accordance with the terms of the Mezzanine Loan.  The Amended SVB Agreement contains several standard financial covenants with which we were in compliance as of January 31, 2017.

Wellington Financial LP credit facility

In May 2013, we first entered into the original May 2013 Loan and Security Agreement with Wellington. The total credit facility consisted of a $10.0 million 36-month, interest only term loan facility and a $2.0 million line of credit. In October 2014, we entered into the Wellington Agreement, which amended and restated the original May 2013 Loan and Security Agreement. The October 2014 Wellington Agreement consolidated the outstanding borrowings under each of the term loan and line of credit into a single $15.4 million term loan facility, which would have matured on October 24, 2017. The Wellington Agreement otherwise contained generally the same terms, conditions and covenants as the original May 2013 Loan and Security Agreement with Wellington, as amended, including a fixed term loan interest rate of 9.5% per annum. In addition, in November 2014, we issued warrants to purchase 147,936 shares of our Series D-1 convertible preferred stock to Wellington at an exercise price of $7.60 per share, or, at the option of Wellington, shares of our preferred stock issued at our next round of equity financing. For more information regarding the terms of the warrants to purchase shares of our Series D-1 convertible preferred stock, see Note 7 and Note 9 to our consolidated financial statements, included in Part IV, Item 15(a) of this Annual Report on Form 10‑K.  On August 31, 2015, the Wellington Agreement was repaid in full in accordance with its terms, and as of January 31, 2017 and 2016, there was no amount outstanding.

Silicon Valley Bank Mezzanine Facility

In October 2014, we entered into the Mezzanine Loan with SVB, consisting of a $10.0 million mezzanine term loan facility. The Mezzanine Loan carries a fixed interest rate of 9.5% per annum and matures on October 24, 2017. Substantially all of our assets are pledged as collateral under this agreement to SVB on a subordinated basis (as of January 31, 2016 subordinated to the security interest of SVB by up to $13.0 million in aggregate principal amount and the security interest of Wellington by up to $15.4 million in aggregate principal amount), subject to certain limited exceptions. In October 2014, we borrowed $10.0 million under the Mezzanine Loan. The Mezzanine Loan contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, make capital expenditures, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a maximum cumulative EBITDA loss financial covenant as set forth in this agreement. We were in compliance with all covenants as of the time of repayment and January 31, 2015. In connection with the Mezzanine Loan, in November 2014, we issued warrants to purchase 312,500 shares of our Series D-1 convertible preferred stock to each of SVB and Westriver at an exercise price of $1.90 per share, or, at the option of SVB or Westriver, shares of our preferred stock issued at our next round of equity financing. For more information regarding the terms of the warrants to purchase shares of our Series D-1 convertible preferred stock, see Note 7 and Note 9 to our consolidated financial statements, included in Part IV, Item 15(a) of this Annual Report on Form 10‑K.  As part of the Amended SVB Agreement, we repaid the Mezzanine Loan in full in accordance with its terms, and as of January 31, 2017 and 2016, there was no amount outstanding.

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

Contingencies

Other taxes

We conduct operations in many tax jurisdictions throughout the U.S. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential non-compliance exposures have been identified. In accordance with generally accepted accounting principles in the United States (U.S. GAAP), we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We believe that, as of January 31, 2017 and January 31, 2016, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more noncompliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

Off-balance sheet arrangements

During the fiscal years ended January 31, 2017, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Stock-based compensation

We measure and recognize compensation expense for all stock options granted to our employees and directors, based on the estimated fair value of the award on the grant date. We use the Black-Scholes valuation model to estimate the fair value of purchase rights granted under the ESPP. The fair value of each restricted stock unit (“RSU”) is equal to the market value of our common stock on the date of grant. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award on a straight-line basis. We believe that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

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

Recent Accounting Pronouncements

Goodwill Impairment: In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, "Simplifying the Test for Goodwill Impairment", which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements or related disclosures.

Business Combinations: In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business", which amends the guidance of FASB Accounting Standards Codification (ASC) Topic 805, "Business Combinations", adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. We will evaluate the impact of this guidance on our consolidated financial statements and related disclosures next time there is a potential business combination.

Statement of Cash Flows: In November 2016, the FASB issued ASU 2016-18, "Restricted Cash", which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. We have not yet begun to evaluate the impact this standard will have on our consolidated financial statements or related disclosures.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted if all amendments are adopted in the same period. We have not yet begun to evaluate the impact this standard will have on our consolidated financial statements or related disclosures.

Simplifying the Accounting for Stock-Based Compensation: In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes several aspects of the accounting for share-based payment award transactions, including: accounting for income taxes; classification of excess tax benefits on the statement of cash flows; forfeitures; minimum statutory tax withholding requirements; and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The ASU is effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2016.  We are currently evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

Leases: In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The ASU is effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2018 and are required to apply the ASU using a modified retrospective approach. We have not yet begun to evaluate the impact this standard will have on our consolidated financial statements and related disclosures.

Revenue Recognition: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the standard by one year. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Companies may use a full or modified retrospective approach to adopt the new guidance.

While we continue to assess all potential impacts of the new standard, our preliminary assessment is that we do not currently anticipate a material impact on our subscription services or professional services revenues upon adoption of the new standard.  We are continuing to evaluate potential impacts on other aspects of this ASU, notably the timing of recognition of certain expenses such as sales commissions.  We will adopt the new standard in the first quarter of fiscal 2019.  We have not yet selected a transition method.

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

Foreign currency risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the fiscal years ended January 31, 2017, 2016 and 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities of $41.5 million and $48.0 million as of January 31, 2017 and 2016, respectively. Our cash and cash equivalents are held in cash (i.e. bank deposits) and short-term money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Our marketable securities consist of corporate bonds and notes, US Treasuries, certificates of deposit and commercial paper. The Company’s marketable securities investment portfolio primarily consists of highly rated securities, and the Company’s investment policy generally limits the amount of credit exposure to securities from any one issuer. The policy requires investments generally to be rated “investment grade” so as to minimize the potential risk of principal loss. Declines in interest rates, however, would reduce future interest income. During the fiscal year ended January 31, 2017, 2016 and 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of January 31, 2017 and 2016, we had approximately $13.4 million and $15.9 million, respectively, in short- and long-term debt with variable interest rate components. A hypothetical increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are included in our consolidated financial statements and set forth in the pages indicated in Part IV, Item 15(a) of this Annual Report on Form 10‑K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of January 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance that the objectives of the internal control systems are met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2017. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

(c)	Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (our Proxy Statement).

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

Dated: April 12, 2017

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

Signature	Title	Date
/s/ Christopher W. Cabrera	Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2017
Christopher W. Cabrera

/s/ Joseph C. Consul	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2017
Joseph C. Consul

/s/ Carol G. Mills	Chair of the Board of Directors	April 12, 2017
Carol G. Mills

/s/ Gerald S. Casilli	Director	April 12, 2017
Gerald S. Casilli

/s/ Neal Dempsey	Director	April 12, 2017
Neal Dempsey

/s/ Lauren Flaherty	Director	April 12, 2017
Lauren Flaherty

/s/ Earl E. Fry	Director	April 12, 2017
Earl E. Fry

/s/ Scott A. McGregor	Director	April 12, 2017
Scott A. McGregor

/s/ David W. Pidwell	Director	April 12, 2017
David W. Pidwell

/s/ John P. Ward, Jr.	Director	April 12, 2017
John P. Ward, Jr.

Exhibit Index

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-204288	2015-06-08	3.3

3.2	Amended and Restated Bylaws.	S-1/A	333-204288	2015-06-08	3.4

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-204288	2015-06-08	4.1

4.2	Amended and Restated Investor Rights Agreement, dated November 17, 2014, by and among the Registrant and certain of its stockholders.	S-1/A	333-204288	2015-06-08	4.2

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-204288	2015-06-08	10.1

10.2	Amended and Restated 2005 Stock Plan, dated as of March 10, 2015, and related form agreements.	S-1/A	333-204288	2015-06-08	10.2

10.3	2015 Equity Incentive Plan, and related form agreements	S-1/A	333-204288	2015-06-15	10.3

10.4	2015 Employee Stock Purchase Plan, and related form agreements	S-1/A	333-204288	2015-06-15	10.4

10.5	Offer Letter, dated June 5, 2012, by and between the Registrant and Joseph C. Consul.	S-1/A	333-204288	2015-06-08	10.5

10.6	Offer Letter, dated November 19, 2007, by and between the Registrant and L. Evan Ellis, Jr.	S-1/A	333-204288	2015-06-08	10.6

10.7	Change of Control Severance Agreement, effective April 17, 2015, by and between the Registrant and Christopher W. Cabrera.	S-1	333-204288	2015-05-19	10.7.1

10.8	Change of Control Severance Agreement, effective April 17, 2015, by and between the Registrant and Joseph C. Consul.	S-1	333-204288	2015-05-19	10.7.2

10.9	Change of Control Severance Agreement, effective April 17, 2015, by and between the Registrant and L. Evan Ellis, Jr.	S-1	333-204288	2015-05-19	10.7.3

10.10	Office Lease, dated August 6, 2014, by and between the Registrant and Riverpark Tower II, LLC, as amended.	S-1/A	333-204288	2015-06-08	10.8

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.11

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

		S-1/A	333-204288	2015-06-08	10.10

10.12	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of March 24, 2014, by and among the Registrant, the Registrant’s wholly-owned subsidiary, Centive, Inc., and Silicon Valley Bank.	S-1/A	333-204288	2015-06-08	10.11

10.13	Consent and Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of October 24, 2014, by and among the Registrant, the Registrant’s wholly-owned subsidiary, Centive, Inc., and Silicon Valley Bank.	S-1/A	333-204288	2015-06-08	10.12

10.14	Mezzanine and Loan Security Agreement, dated as of October 24, 2014, by and among the Registrant, the Registrant’s wholly-owned subsidiary, Centive, Inc., and Silicon Valley Bank.	S-1/A	333-204288	2015-06-08	10.13

10.15	Second Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, by and among Xactly Corporation, Centive, Inc. and Silicon Valley Bank.	8-K	001-37451	2015-11-04	10.1

21.1	List of subsidiaries of the Registrant.					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

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

Xactly Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Xactly Corporation:

We have audited the accompanying consolidated balance sheets of Xactly Corporation and subsidiaries (the Company) as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended January 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xactly Corporation and subsidiaries as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

April 12, 2017

Xactly Corporation

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	January 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$15,010	$48,027
Short-term marketable securities	26,534	—
Restricted cash, short term	102	286
Accounts receivable, net	26,447	20,278
Prepaid expenses and other current assets	4,105	3,219
Total current assets	72,198	71,810
Property and equipment, net	9,134	8,410
Goodwill	6,384	6,384
Other long-term assets	280	280
Total assets	$87,996	$86,884
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$946	$2,362
Accrued expenses	8,355	9,512
Debt, current portion	8,981	8,981
Deferred revenue, current portion	53,375	41,183
Total current liabilities	71,657	62,038
Debt, less current portion	4,346	6,826
Other long-term liabilities	3,329	4,257
Deferred revenue, less current portion	3,486	3,327
Total liabilities	82,818	76,448
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized as of January 31, 2017 and 2016; no shares issued or outstanding as of January 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized as of January 31, 2017 and 2016; 31,519,134 and 29,542,537 shares issued and outstanding as of January 31, 2017 and 2016, respectively	32	30
Additional paid-in capital	162,781	151,064
Accumulated other comprehensive loss	(243)	(180)
Accumulated deficit	(157,392)	(140,478)
Total stockholders’ equity	5,178	10,436
Total liabilities and stockholders’ equity	$87,996	$86,884

See accompanying notes to consolidated financial statements

Xactly Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal year ended January 31,
	2017	2016	2015
Revenue:
Subscription services	$72,994	$59,211	$47,309
Professional services	22,467	16,763	13,802
Total revenue	95,461	75,974	61,111
Cost of revenue:
Subscription services	16,993	15,722	11,717
Professional services	20,386	15,680	13,325
Total cost of revenue	37,379	31,402	25,042
Gross profit	58,082	44,572	36,069
Operating expenses:
Research and development	18,210	15,650	11,867
Sales and marketing	40,187	34,836	28,877
General and administrative	15,900	14,502	10,087
Amortization of intangibles	—	—	707
Total operating expenses	74,297	64,988	51,538
Operating loss	(16,215)	(20,416)	(15,469)
Other income (expense):
Interest expense	(501)	(6,021)	(3,087)
Loss on extinguishment of debt	—	(1,524)	—
Decrease (increase) in fair value of preferred stock warrant liabilities	—	3,542	309
Other income (expense), net	43	(1)	(20)
Total other expense	(458)	(4,004)	(2,798)
Loss before income taxes	(16,673)	(24,420)	(18,267)
Income tax expense	241	299	265
Net loss	$(16,914)	$(24,719)	$(18,532)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.55)	$(1.33)	$(6.69)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	30,593	18,545	2,769

See accompanying notes to consolidated financial statements

Xactly Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal year ended January 31,
	2017	2016	2015
Net loss	$(16,914)	$(24,719)	$(18,532)
Change in fair value of marketable securities adjustments	(30)	—	—
Other comprehensive income (loss)—foreign currency translation adjustments	(33)	(84)	(10)
Comprehensive loss	$(16,977)	$(24,803)	$(18,542)

See accompanying notes to consolidated financial statements

Xactly Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	capital	loss	deficit	(deficit)
Balances at January 31, 2014	16,999,844	$75,454	2,645,470	$3	$4,538	$(86)	$(97,227)	$(17,318)
Issuance of Series F convertible preferred stock, net of issuance costs of $138	864,728	8,362	—	—	—	—	—	8,362
Issuance of warrants for Series F convertible preferred stock (Note 9)	—	(878)	—	—	878	—	—	—
Exercise of stock options	—	—	230,231	—	348	—	—	348
Issuance of common stock upon release of restricted stock units (RSUs)	—	—	6,250	—	—	—	—	—
Exercise of warrant for Series B convertible preferred stock and reclassification from liability to equity	7,399	80	—	—	—	—	—	80
Stock-based compensation	—	—	—	—	1,658	—	—	1,658
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(18,532)	(18,532)
Balances at January 31, 2015	17,871,971	83,018	2,881,951	3	7,422	(96)	(115,759)	(25,412)
Conversion of convertible preferred stock to common stock upon initial public offering	(17,871,971)	(83,018)	17,871,971	18	83,000	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $4,298	—	—	7,909,125	8	54,538	—	—	54,546
Reclassification of convertible preferred stock warrants upon initial public offering	—	—	—	—	2,343	—	—	2,343
Tax payments related to the exercise of stock options	—	—	—	—	(1,570)	—	—	(1,570)
Donation of common stock	—	—	50,000	—	498	—	—	498
Exercise of warrants	—	—	25,853	—	39	—	—	39
Exercise of stock options	—	—	803,637	1	937	—	—	938
Stock-based compensation	—	—	—	—	3,857	—	—	3,857
Other comprehensive loss	—	—	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	—	—	(24,719)	(24,719)
Balances at January 31, 2016	—	—	29,542,537	30	151,064	(180)	(140,478)	10,436
Common stock issued under stock incentive plans	—	—	569,449	1	1,767	—	—	1,768
Tax payments related to restricted stock units	—	—	—	—	(1,571)	—	—	(1,571)
Exercise of warrants	—	—	180,692	—	581	—	—	581
Exercise of stock options	—	—	1,226,456	1	2,529	—	—	2,530
Stock-based compensation	—	—	—	—	8,411	—	—	8,411
Other comprehensive loss	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	(16,914)	(16,914)
Balances at January 31, 2017	—	$—	31,519,134	$32	$162,781	$(243)	$(157,392)	$5,178

See accompanying notes to consolidated financial statements

Xactly Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended January 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(16,914)	$(24,719)	$(18,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,825	3,133	1,972
Amortization of intangible assets	—	—	707
Allowance for doubtful accounts	200	—	—
Loss on extinguishment of debt	—	1,524	—
Amortization of debt issuance costs	22	3,512	771
Amortization of investments	15	—
Stock-based compensation	8,411	3,857	1,658
Donation of common stock to XactlyOne Foundation	—	498	—
Income from change in fair value of warrant liabilities	—	(3,542)	(309)
Loss from disposal on fixed assets	52	245	21
Facility exit costs	—	693	—
Changes in operating assets and liabilities:
Accounts receivable	(6,369)	(3,106)	(2,657)
Prepaid expenses and other current assets	(816)	(926)	(536)
Other long-term assets	—	—	107
Accounts payable	(1,699)	310	78
Accrued expenses	(1,120)	1,964	845
Deferred revenue	12,351	10,367	4,612
Other long-term liabilities	(964)	(174)	(125)
Net cash used in operating activities	(3,006)	(6,364)	(11,388)
Cash flows from investing activities:
Purchases of property and equipment	(4,325)	(4,298)	(3,115)
Purchases of marketable securities	(27,951)	—	—
Proceeds from maturities of marketable securities	1,300	—	—
Restricted cash	184	—	(129)
Net cash used in investing activities	(30,792)	(4,298)	(3,244)
Cash flows from financing activities:
Proceeds from line of credit	—	—	5,010
Proceeds from principal on term debt, net of issuance costs	—	9,937	9,795
Payments of principal on term debt	(2,500)	(26,033)	—
Principal payments under capital lease obligations	(2)	(3)	(465)
Proceeds from exercise of warrants to acquire convertible preferred stock, net of issuance costs	—	37	25
Proceeds from the issuance of Series F convertible preferred stock, net of issuance costs	—	—	8,362
Proceeds from exercise of stock options	2,530	938	348
Proceeds from exercise of warrants to acquire common stock, net of issuance costs	581	—	—
Proceeds from issuance of common stock for ESPP	1,768	—	—
Tax payments related to the exercise of stock options and restricted stock units	(1,571)	(1,570)	—
Payment of deferred initial public offering costs	—	(2,732)	(1,566)
Proceeds from initial public offering	—	58,844	—
Net cash provided by financing activities	806	39,418	21,509
Effect of exchange rate changes on cash and cash equivalents	(25)	(54)	(4)
Net increase (decrease) in cash and cash equivalents	(33,017)	28,702	6,873
Cash and cash equivalents at beginning of period	48,027	19,325	12,452
Cash and cash equivalents at end of period	$15,010	$48,027	$19,325
Cash paid during the period for:
Interest, net	$489	$2,393	$1,802
Income taxes	230	164	126
Noncash financing and investing activities:
Accrued equipment purchases	$551	$268	$106
Leasehold improvements for deferred rent	—	2,275	1,100
Issuance of warrants for debt issuance costs	—	—	3,633
Issuance of warrants for Series F convertible stock	—	—	878
Reclassification upon exercise of warrant for Series B convertible preferred stock	—	—	55

See accompanying notes to consolidated financial statements

Xactly Corporation

Notes to consolidated financial statements

Note 1. Description of the business and summary of significant accounting policies

Description of business

Xactly Corporation (the Company) was incorporated in Delaware in March 2005. The Company is a provider of enterprise-class, cloud-based incentive compensation solutions for employee and sales performance management. The Company’s customers leverage these solutions to optimize incentive compensation and drive behavior by automating manual processes, streamlining workflows, providing visibility to users and delivering actionable analyses and insights. The Company’s solutions are delivered through a scalable, secure cloud-based platform that allows for fast innovation benefiting all customers while keeping their information secure. The Company is headquartered in San Jose, California. The Company’s fiscal year end is January 31 and its fiscal quarters end on April 30, July 31, October 31 and January 31.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, revenue and sales allowances, allowance for doubtful accounts, determination of the fair value of short-term marketable securities, determination of the fair value of common and preferred stock (prior to IPO), preferred stock warrant liabilities (prior to IPO), stock-based compensation, contingent liabilities and accounting for income taxes. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

Deferred revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers annually in advance. Accordingly, the deferred revenue balance does not include the unbilled portion of subscription agreements. Deferred revenue also includes certain deferred professional service fees, which are recognized as revenue over the period services are provided. Also included in deferred revenue is a sales allowance for estimated future customer sales credits of $110,000 as of January 31, 2017 and 2016 that was recorded as a reduction in revenue. This amount is estimated based on historical sales credit activity.

Cash and cash equivalents and short-term investments

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents as of January 31, 2017 and 2016 consisted of money market funds. The Company determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of January 31, 2017, all investment securities were designated as "available-for-sale" and recorded at fair value. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, the Company classifies its investments, including securities with maturities beyond twelve months as “current assets” in the accompanying consolidated balance sheets. Marketable securities on the consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remaining securities are reflected in cash and cash equivalents.  When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline is recognized in earnings. Gains and losses are determined using the specific identification method.

Restricted cash

The Company had restricted cash amounts with restrictions of less than one year.  As of January 31, 2017 and 2016, the Company had money market accounts with a balance of $0 and $184,000, respectively, in lieu of a deposit for a facility lease. As of January 31, 2017 and 2016, the Company had a principal balance under certificates of deposit of $102,000 in lieu of a deposit for its corporate credit cards and merchant services.

Cash amounts with restrictions of longer than one year are classified as long-term and included in other long-term assets. As of January 31, 2017 and 2016, this consisted of money market accounts with a balance of $129,000 held in lieu of deposits for facilities leases.

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

Most of the Company’s customers are located in the United States. No single customer accounted for more than 10% of accounts receivable as of January 31, 2017 or 2016. No single customer accounted for more than 10% of revenue for the fiscal year ended January 31, 2017, 2016 or 2015.

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

Below is a summary of the changes in allowance for doubtful accounts for the fiscal years ended January 31, 2017, 2016 and 2015:

	Balance at Beginning of period	Provision, net of recoveries	Write-offs	Balance at end of period
	(in thousands)
Fiscal year ended January 31, 2015	$40	$88	$(88)	$40
Fiscal year ended January 31, 2016	40	10	(10)	40
Fiscal year ended January 31, 2017	40	499	(299)	240

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

Costs in excess of fair value of tangible and other identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill, which is tested for impairment using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis in the fourth quarter, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to its fair value. For purposes of this analysis, the Company considers itself a single reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. To the extent the carrying value of the reporting unit is zero or negative, the Company would perform the second step of the impairment test to measure the amount of any impairment loss if it is more likely than not that a goodwill impairment exists. As of January 31, 2017 and 2016, the carrying value of the Company’s single reporting unit was positive.

There were no impairment losses on long-lived assets, including goodwill, for the fiscal years ended January 31, 2017, 2016 or 2015.

Stock-based compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments, based on the estimated fair values of the Company’s equity instruments on the date of grant. For stock options and purchase rights granted under the ESPP, the Company uses the Black-Scholes option pricing model to estimate the fair value of the awards. The fair value of each restricted stock unit (“RSU”) is equal to the market value of our common stock on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The Company believes that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered. See Note 10 for further information on stock-based compensation.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is not more likely than not to be realized. As of January 31, 2017 and 2016, the Company has a full valuation allowance against its net deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits as part of income tax expense. See Note 11 for further information on income taxes.

Taxes collected from customers

We net taxes collected from customers against those remitted to government authorities in our consolidated financial statements.  Accordingly, taxes collected from customers are not reported as revenue.

Foreign currency

The functional currency of each foreign subsidiary is its respective local currency. Accordingly, all assets and liabilities related to these operations are translated into U.S. dollars at the current exchange rates at the end of each period and recorded as part of a separate component of stockholders’ equity and reported in the statement of comprehensive loss. Revenue and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in the results of operations and have not been material to date. As of January 31, 2017 and 2016, no foreign currency transactions were hedged.

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

Advertising expenses

Advertising is expensed as incurred as a component of sales and marketing expenses in the consolidated statements of operations. Advertising expense was approximately $1,337,000, $1,362,000 and $1,131,000 for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

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

Recently Adopted Accounting Standards

In September 2015, the FASB issued ASU 2015-16 Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination during the measurement period. Adjustments to provisional amounts are to be recorded in the same period in which the adjustments are determined, and are to be calculated as if the accounting had been completed at the acquisition date. This update requires that all such adjustments be presented separately on the face of the income statement or disclosed in the notes to the financial statements and identify, by financial statement line item, the portion of the adjustment that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for us in the first fiscal quarter of 2017 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The Company adopted the guidance from this ASU in fiscal 2017 and it did not have an impact on its consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-05 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 relates to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. The Company adopted the guidance from this ASU in fiscal 2017 and it did not have an impact on its consolidated financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (ASU 2014-15), which requires an entity to evaluate whether there is substantial doubt about its ability to continue as a going concern, and to provide related footnote disclosures. The Company adopted the guidance from this ASU in fiscal 2017 and it did not have an impact on its consolidated financial position or results of operations.

Note 2. Balance sheet components

Accounts receivable, net consisted of the following:

	January 31,
	2017	2016
	(in thousands)
Accounts receivable	$25,458	$19,378
Unbilled accounts receivable	1,229	940
Allowance for doubtful accounts	(240)	(40)
Accounts receivable, net	$26,447	$20,278

Accrued expenses consisted of:

	January 31,
	2017	2016
	(in thousands)
Accrued compensation and benefits	$4,528	$5,148
Accrued expenses	1,626	1,909
Deferred rent	965	948
Accrued legal settlement	—	500
Sales tax payable	432	460
Other	804	547
Total accrued expenses	$8,355	$9,512

Other long-term liabilities consisted of:

	January 31,
	2017	2016
	(in thousands)
Deferred rent	$3,124	$4,088
Deferred tax liabilities	205	169
Total other long-term liabilities	$3,329	$4,257

Note 3. Intangible assets, net

The following tables provide a summary of the carrying amounts of purchased intangible assets:

	January 31, 2017 and 2016
	Weighted average amortization period	Gross amount	Accumulated amortization	Net amount
		(in thousands)
Customer relationships	6 yrs	$4,350	$(4,350)	$—
Intellectual property	3 yrs	310	(310)	—
Contract rights	2 yrs	1,380	(1,380)	—
Total		$6,040	$(6,040)	$—

There was no amortization expense for the fiscal years ended January 31, 2017 and 2016. Amortization expense was $707,000 for the fiscal year ended January 31, 2015.

Note 4. Marketable Securities

As of January 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$5,240	$—	$(3)	$5,237
Commercial paper	2,495	—	(2)	2,493
Corporate bonds	16,827	—	(24)	16,803
U.S. government agencies	2,002	—	(1)	2,001
Money market funds	1,433	—	—	1,433
Total	$27,997	$—	$(30)	$27,967
Included in cash and cash equivalents	$1,433	$—	$—	$1,433
Included in short-term marketable securities	$26,564	$—	$(30)	$26,534

At January 31, 2016 the Company did not have any marketable securities.

The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in thousands):

January 31, 2017
Due in one year	$18,086
Due in one year through two years	3,213
Total	$21,299

The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, the Company classifies its investments, including securities with maturities beyond twelve months as “current assets” in the accompanying consolidated balance sheets. Marketable securities on the consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remaining securities are reflected in cash and cash equivalents.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of January 31, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

Note 5. Fair value measurements of assets and liabilities

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

Observable inputs are based on market data obtained from independent sources. The Company’s valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of the Company’s debt instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	January 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents—money market funds	$12,260	$—	$—	$12,260
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Certificates of deposit	—	5,236	—	5,236
Commercial paper	—	2,493	—	2,493
Corporate bonds	—	16,803	—	16,803
U.S. government agencies	—	2,002	—	2,002
Total	$12,491	$26,534	$—	$39,025

	January 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents—money market funds	$46,387	$—	$—	$46,387
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Total	$46,618	$—	$—	$46,618

Note 6. Property and equipment, net

Property and equipment, net consisted of the following:

	January 31,
	2017	2016
	(in thousands)
Computer software and equipment	$17,238	$12,830
Furniture and fixtures	776	752
Leasehold improvements	4,560	4,366
Construction in progress	36	348
Gross property and equipment	22,610	18,296
Less accumulated depreciation and amortization	(13,476)	(9,886)
Property and equipment, net	$9,134	$8,410

Depreciation and amortization expense for the fiscal years ended January 31, 2017, 2016 and 2015 was $3,825,000, $3,133,000 and $1,972,000, respectively.

Note 7. Debt

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

In May 2013, in connection with the Wellington Agreement, the Company further amended the SVB Agreement to cancel the $3,000,000 term loan facility and reduce the revolving line of credit from $7,000,000 to $5,000,000. Therefore, the amount then outstanding under the term loan facility of $2,850,000 became due and was repaid. In connection with this SVB amendment, the Company paid SVB fees of $25,000.

In January 2014, the SVB agreement was amended to increase the amount available under the revolving line of credit to $8,000,000 and extend the maturity date to August 2015.

In October 2014, the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement as well as a new Mezzanine Loan and Security Agreement (Mezzanine Loan) with SVB. The amendment extended the due date of the $8,000,000 revolving line of credit from August 2015 to August 2016 and allowed for an increase up to $13,000,000 if the Company met certain equity milestones as defined in the amendment. In November 2014, the first equity milestone had been met and therefore the revolving line of credit was increased to $11,000,000. The terms of the amended agreement were not substantially different and therefore the amendment was accounted for as a debt modification. As such, the existing unamortized debt issuance costs were added to the new issuance costs to be amortized over the new remaining term of the debt. The Mezzanine Loan provided for a new $10,000,000 term loan with a fixed interest rate of 9.5%. The payment terms of the term loan require the Company to make monthly interest only payments through the maturity date in October 2017, and a final payment ranging from 2.5% to 7.5% of the aggregate principal balance of the term loan depending on the payment date along with the outstanding principal balance. The Company borrowed $10,000,000 million under such term loan facility in October 2014. In connection with the October 2014 amendment to the SVB Agreement, the Company paid direct fees of $50,000. The Company also issued warrants to purchase 156,250 shares of Series D-1 convertible preferred stock with an exercise price of $7.60. The initial fair value of the Series D-1 warrants was $1,866,000 (see Note 9). Both the cash fees and the initial fair value of the warrants were being amortized as interest expense over the term of the debt.

In October 2015, the Company entered into the Amended SVB Agreement.  The Amended SVB Agreement amended the Company’s existing revolving line of credit (LOC) with SVB and provided the Company with a term loan (SVB Term Loan) to repay the Company’s existing Mezzanine Loan.

The Amended SVB Agreement increased the LOC from $11,000,000 to $15,000,000, and extended the maturity date from August 2016 to October 2018. The LOC carries a variable interest rate equal to Prime plus 1.25% or LIBOR plus 2.5%. As of January 31, 2016, $6,500,000 had been borrowed under the LOC, leaving $8,500,000 available for borrowing. As of January 31, 2017, the interest rate on the LOC was 3.28%. The SVB Term Loan provides for a $10,000,000 term loan with a maturity date of September 2019. The SVB Term Loan carries a variable interest rate of Prime plus 1.25% or LIBOR plus 2.5% and requires quarterly principal payments and monthly interest payments through the maturity date in September 2019. The terms of the SVB Term Loan were substantially different than the Mezzanine Loan and therefore the amendment was accounted for as an extinguishment of the Mezzanine Loan. As such, the SVB Term Loan was recorded at fair value and the existing unamortized debt issuance costs were included in the calculation of any gain or loss on extinguishment. Therefore, the Company recorded a loss on extinguishment of debt of $1,524,000 in its consolidated statements of operations for the fiscal year ended January 31, 2016. As of January 31, 2017 and 2016, $6,875,000 and $9,375,000, respectively, were outstanding under the SVB Term Loan. As of January 31, 2017, the interest rate on the SVB Term Loan was 3.28%.

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

In connection with the Wellington Agreement, the Company paid direct fees of $154,000. The Company also issued warrants to purchase 126,315 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share or, at the option of the holder, shares of the Company’s preferred stock issued at its next round of equity financing. The initial fair value of the Series D-1 warrants was $1,446,000 (see Note 9). Both the cash fees and the initial fair value of the warrants were being amortized as interest expense over the term of the debt.

During January 2014, the Wellington Agreement was amended to increase the term loan facility from $10,000,000 to $13,000,000, bringing the total loan commitment to $15,000,000. In connection with the January 2014 amendment, the Company paid direct fees of $45,000. The Company also issued warrants to purchase 31,579 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share or, at the option of the holder, shares of the Company’s stock of the same class and series as issued at its next round of equity financing, if such financing generates proceeds of at least $5,000,000. In addition, the Company authorized an additional 250,000 shares of Series D-1 convertible preferred stock. The initial fair value of the Series D-1 warrants was $403,000 (see Note 9). Both the cash fees and the initial fair value of the warrants were being amortized as interest expense over the term of the debt.

In October 2014, the Wellington Agreement was amended to consolidate the operating loan and related accrued interest into one term loan. The face value of the term loan became $15,408,000 ($13,000,000 original term loan plus the $2,000,000 operating loan plus the $408,000 interest accrued on the term loan). The terms of the amended agreement were not substantially different and therefore the amendment was accounted for as a debt modification. As such, the existing unamortized debt issuance costs were added to the new issuance costs and to be amortized over the new remaining term of the debt. The payment terms of the term loan were amended whereby the Company was required to make monthly interest only payments through the maturity date, which was extended to October 2017, and a final payment ranging from 2.5% to 7.5% of the aggregate principal balance of the term loan depending on the payment date along with the outstanding principal balance. The interest rate remained the same at a fixed rate of 9.5% and the accrued interest no longer continues to exist. In connection with the October 2014 amendment to the Wellington Agreement, the Company paid direct fees of $97,500. The Company also issued warrants to purchase 147,936 shares of Series D-1 convertible preferred stock with an exercise price of $7.60 per share or, at the option of the holder, shares of the Company’s stock of the same class and series as issued at its next round of equity financing, if such financing generates proceeds of at least $5,000,000. The initial fair value of the Series D-1 warrants was $1,767,000 (see Note 9). Both the cash fees and the initial fair value of the warrants were being amortized as interest expense over the term of the debt.

In August 2015, all amounts outstanding under the Wellington Agreement were fully repaid in accordance with its terms. The remaining unamortized debt issuance costs of $2,564,000 were recorded as interest expense in the fiscal year ended January 31, 2016.

The SVB Agreement includes various financial and non-financial covenants for which the Company was in compliance as of January 31, 2017.

Amortization expense related to debt issuance costs and discounts for the fiscal years ended January 31, 2017, 2016 and 2015 was $22,000, $3,512,000 and $771,000, respectively, and is recorded as additional interest expense in the consolidated statements of operations.

Total interest expense was $501,000, $6,021,000 and $3,087,000 for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

The following table represents the Company’s short-term and long-term debt obligations:

				January 31,
	Rate	Maturity		2017	2016
				(in thousands)
Silicon Valley Bank:
Revolving line of credit	P+1.25% or L+2.5%	October 2018	(1)	$(6,500)	$(6,500)
Term loan	P+1.25% or L+2.5%	September 2019		(6,875)	(9,375)
Total debt				(13,375)	(15,875)
Debt, current portion				9,000	9,000
Current portion of unamortized debt discount				(19)	(19)
Current portion of debt, net				8,981	8,981
Debt, less current portion				4,375	6,875
Long-term portion of unamortized debt discount				(29)	(49)
Long-term debt, net				4,346	6,826
Total debt, net				$13,327	$15,807

(1)	The Company may borrow, prepay, and reborrow loans from time to time before the maturity date.

Future principal payments of long-term debt as of January 31, 2017 were as follows:

Principal
(in thousands)
Fiscal year ending January 31:
2018	$—
2019	2,500
2020	1,875
Total	$4,375

Note 8. Commitments and contingencies

Minimum service commitments and leases

The Company has certain contractual service contracts that contain non-cancellable minimum service commitments that expire on various dates through 2019.

The Company leases office space and equipment under non-cancellable operating and capital leases that expire on various dates through the year ending January 31, 2022. Future committed payments as of January 31, 2017 were as follows (in thousands):

	Minimum service commitments	Operating leases
	(in thousands)
Fiscal year ending January 31:
2018	$1,270	$2,032
2019	318	2,251
2020	—	2,188
2021	—	2,057
Thereafter	—	—
Total	$1,588	$8,528

Leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes minimum rental expenses and lease incentives for operating leases on a straight-line basis over the term of the leases. Total rent expense incurred during the fiscal years ended January 31, 2017, 2016 and 2015 was $1,275,000, $2,212,000 and $1,355,000, respectively.

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

Settlement liability

On November 25, 2013, the Company and Callidus Software Inc. (Callidus) entered into a settlement agreement, in which both parties agreed to a mutual covenant not to sue in respect of certain patents for a period of seven years and to mutual releases. On November 26, 2013, all claims were dismissed by the United States District Court, Northern District of California. Under the settlement agreement the Company agreed to pay Callidus $2,000,000 in installments with the first, second, and third payments of $500,000 paid in November 2013, 2014, and 2015 respectively. The Company made the final payment of $500,000 in November 2016.

Note 9. Stockholders’ equity

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

As of January 31, 2017 and 2016, the Company was authorized to issue up to 1,000,000,000 shares of common stock.  Shares of common stock reserved for future issuance are as follows:

January 31,
2017
Common stock outstanding	31,519,134
Stock options and restricted stock units outstanding	6,009,249
Shares reserved for future stock option issuances	1,252,807
Shares reserved for employee stock purchase plan	857,350
Common stock warrants outstanding	154,372
Total shares reserved	39,792,912

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

Upon the IPO, the Company’s outstanding convertible preferred stock options became options to purchase common stock. In December 2015 and January 2016, the former members of Centive management each exercised their options on a cashless exercise basis.  As a result, 188,744 shares of common stock were issued and 211,216 shares were tendered back to the Company to satisfy the exercise price and required tax withholdings. The remaining 41,553 shares were distributed to the former Centive shareholders during the year ended January 31, 2017.

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

The Company has determined that the warrants should be equity classified. The outstanding preferred stock warrants were automatically converted into warrants to purchase common stock upon effectiveness of the IPO.

Note 10. Stock-based awards and stock-based compensation

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

As of January 31, 2017, an aggregate of 1,252,799 common shares were reserved and available for issuance under the 2015 Plan.

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

Stock-based compensation included in the Company’s consolidated statements of operations is as follows:

	Fiscal year ended January 31,
	2017	2016	2015
	(in thousands)
Cost of subscription services	$595	$456	$237
Cost of professional services	1,009	454	61
Research and development	2,013	898	272
Sales and marketing	2,176	893	312
General and administrative	2,618	1,156	776
Total	$8,411	$3,857	$1,658

Stock option activity

Stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Balance at January 31, 2016	4,844,592	$4.49	6.6 years	$14,268
Granted	785,100	11.07
Exercised	(1,184,903)	2.14
Forfeited	(112,140)	8.02
Expired	(9,495)	7.19
Balance at January 31, 2017	4,323,154	$6.23	7.0 years	$25,582
Vested and expected to vest as of January 31, 2017	4,194,375	$6.12	7.0 years	$25,288
Exercisable as of January 31, 2017	2,461,232	$3.96	5.7 years	$20,160

Stock options granted during the fiscal years ended January 31, 2017, 2016 and 2015 had a weighted-average grant-date fair value of $5.16, $4.29 and $1.08, respectively. The aggregate intrinsic value of stock options exercised during the fiscal years ended January 31, 2017, 2016 and 2015 was $10,838,000, $4,510,000 and $1,344,000, respectively. The aggregate intrinsic value represents the difference between the fair market value based on the valuation of the common stock as determined by the Company’s Board of Directors prior to the IPO, or the closing market price of the Company’s common stock following the IPO, and the exercise price of the in-the-money stock options. The Company currently uses authorized and unissued shares to satisfy share award exercises.

As of January 31, 2017, there was approximately $7,808,000 of total unrecognized compensation cost related to unvested stock options granted under the Stock Plan which will be recognized over a weighted average period of 2.93 years.

Restricted stock units

Restricted stock unit activity is as follows:

	Number of shares	Weighted average grant-date fair value
Balance at January 31, 2016	860,472	$8.48
Granted	1,285,008	12.12
Released	(361,902)	8.18
Forfeited	(97,483)	8.68
Balance at January 31, 2017	1,686,095	$11.31

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

As of January 31, 2017, there was a total of $17,282,000 in unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Stock-based compensation to employees

All share-based payments to employees are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock option awards and purchase rights granted under the ESPP using the Black-Scholes option-pricing model. We determine the assumptions for the option-pricing model as follows:

Fair value of common stock

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

Risk-free interest rate

The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

The following assumptions were used to estimate the fair value of options granted:

	Fiscal year ended January 31,
Stock Options	2017	2016	2015
Expected dividend yield	—	—	—
Expected volatility	45% — 47%	47% — 50%	52% — 53%
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	1.26% — 2.23%	1.45% — 1.85%	1.39% — 1.95%

Employee Stock Purchase Plan

The following assumptions were used to estimate the fair value of purchase rights granted under the ESPP:

	Fiscal year ended January 31,
ESPP	2017	2016
Expected dividend yield	—	—
Expected volatility	38% — 42%	43%
Expected term (years)	0.50 — 2.00	1.50
Risk-free interest rate	0.46% — 0.87%	0.08% — 0.72%

As of January 31, 2017, the Company had $533,000 in total unrecognized compensation expense, net of estimated forfeitures, related to purchase rights that will be recognized over the weighted average period of 0.88 years.

Note 11. Income taxes

The components of income (loss) before taxes are as follows:

	Fiscal year ended January 31,
	2017	2016	2015
	(in thousands)
United States	$(17,348)	$(25,006)	$(18,665)
International	675	586	398
	$(16,673)	$(24,420)	$(18,267)

Income tax expense consisted of the following:

	Fiscal year ended January 31,
	2017	2016	2015
	(in thousands)
Current:
United States	$—	$—	$—
International	224	281	261
State	17	18	4
	241	299	265

Deferred:
United States	—	—	—
International	—	—	—
	—	—	—
Total income tax expense	$241	$299	$265

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Fiscal year ended January 31,
	2017	2016	2015
Tax benefit at federal statutory rate	34%	34%	34%
State income taxes, net of federal effect	6%	5%	4%
Change in valuation allowance	(36)%	(34)%	(35)%
Other	(5)%	(6)%	(4)%
Total provision	(1)%	(1)%	(1)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred tax assets as of January 31, 2017 and 2016, are as follows (in thousands):

	January 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Federal and state net operating losses	$86,214	$79,826
Research and development credits	3,176	2,247
Accruals and reserves	418	2,403
Amortization	—	15
Deferred revenue	1,346	998
Property and equipment	565	1,183
Other	1,578	666
Total deferred tax assets	93,297	87,338
Valuation allowance	(93,297)	(87,338)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the levels of historical taxable income and projections for future taxable income over the period in which temporary differences are deductible, the Company has recorded a valuation allowance for substantially all of its deferred tax assets, except to the extent of deferred tax liabilities, as it is unable to conclude that it is more likely than not that the deferred tax assets in excess of deferred tax liabilities will be realizable. The net change in the valuation allowance for the fiscal years ended January 31, 2017 and 2016 was an increase of $5,959,000 and $8,360,000, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of January 31, 2017 because the Company intends to reinvest such earnings indefinitely outside of the United States. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. The amount of any unrecognized deferred tax liability related to these earnings would not be material.

As of January 31, 2017, the Company had approximately $239,952,000 and $84,242,000 of federal and state net operating loss carryforwards, respectively, and federal and state research and development tax credit carryforwards in the amount of $3,821,000 and $2,532,000, respectively. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of a portion of the net operating loss carryforward before utilization. If not utilized, the carryforwards will begin to expire in 2019 for federal purposes and 2017 for state purposes.

The Company’s consolidated balance sheets reflect deferred tax assets related to net operating losses and tax credit carryforwards excluding amounts resulting from excess stock-based compensation. Amounts related to excess stock-based compensation are accounted for as an increase to additional paid-in capital if and when realized through a reduction in income taxes payable.

For the fiscal years ended January 31, 2017 and 2016, the Company did not accrue interest and penalties related to unrecognized tax benefits as the amounts are not material. The following are changes in unrecognized tax benefits:

(in thousands)
Balance at January 31, 2015	$1,959
Additions based on tax positions related to the current year	409
Additions based on tax positions related to the prior year	93
Lapse of statute of limitations	(6)
Balance at January 31, 2016	2,455
Additions based on tax positions related to the current year	799
Additions based on tax positions related to the prior year	197
Decreases based on tax positions related to the prior year	(39)
Lapse of statute of limitations	(21)
Balance at January 31, 2017	$3,391

Other long-term liabilities balance as of January 31, 2017 and 2016 includes $205,000 and $169,000, respectively, of liabilities for uncertain tax positions, which would affect our income tax expense if recognized. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. All tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Note 12. 401(k) plan

The Company has a defined-contribution retirement plan under Internal Revenue Code Section 401(k) (the Plan). The Plan covers substantially all U.S. employees. Eligible employees are allowed to contribute up to the allowable Internal Revenue Service limit. The Company may make discretionary contributions to the Plan, which vest over two years with 50% vesting on the one year anniversary and 50% on the second year anniversary. During the fiscal years ended January 31, 2017, 2016 and 2015, the Company contributed $353,000, $267,000 and $191,000, respectively, to the Plan.

Note 13. Basic and diluted net loss per share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders (in thousands, except per share data):

	Fiscal year ended January 31,
	2017	2016	2015
	(in thousands, except per share data)
Numerator:
Net loss	$(16,914)	$(24,719)	$(18,532)
Denominator:
Weighted-average common shares outstanding	30,593	18,545	2,769
Basic and diluted net loss per share	$(0.55)	$(1.33)	$(6.69)

The following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding (in thousands):

	Fiscal year ended January 31,
	2017	2016	2015
Shares of common stock issuable upon conversion of preferred stock	—	—	17,872
Shares of common stock issuable upon exercise of warrants	154	472	739
Shares of common stock issuable under stock option plans outstanding	6,009	5,705	4,704
Potential common shares excluded from diluted net loss per share	6,163	6,177	23,315

Note 14. Geographic concentrations

Revenue by location is determined by the billing address of the customer. Approximately 91%, 90% and 92% of the Company’s revenue was from the United States for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Revenue from no other individual country exceeded 10% of total revenue for the fiscal years ended January 31, 2017, 2016 or 2015.

Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2017 and 2016, more than 95% of the Company’s property and equipment was located in the United States.