Form 10-Q
period 2017-04-30
Xactly Corp
filed 2017-06-08
CIK 1322554

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for			[X]
complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]   No  [X]

As of May 31, 2017, there were 32,140,812 shares of the registrant’s common stock outstanding.

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

•	our ability to anticipate market needs and timely develop new and enhanced solutions and services to meet those needs, and our ability to successfully monetize them;
•	the evolution of technology affecting our solutions, services and markets;
•	the impact of competition in our industry and innovation by our competitors;
•	the anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•	the effects of seasonal trends on our operating results;
•	maintaining and expanding our customer base and our relationships with other companies;
•	our liquidity and working capital requirements;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
•	our ability to sell our solutions and expand internationally;
•	our failure to anticipate and adapt to future changes in our industry;
•	our reliance on our third-party service providers;
•	the impact of any failure of our solutions, or the potential for business or reputational harm from a cybersecurity breach;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	the anticipated effect on our business of litigation to which we are or may become a party;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the U.S. and internationally;
•	the increased expenses and administrative workload associated with being a public company;
•	our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements;
•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and
•	our pending merger discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Pending Merger.”

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xactly Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	April 30, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$19,179	$15,010
Short-term marketable securities	24,986	26,534
Restricted cash, short term	102	102
Accounts receivable, net	22,969	26,447
Prepaid expenses and other current assets	4,909	4,105
Total current assets	72,145	72,198
Property and equipment, net	9,430	9,134
Goodwill	6,384	6,384
Other long-term assets	288	280
Total assets	$88,247	$87,996
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$916	$946
Accrued expenses	9,124	8,355
Debt, current portion	8,981	8,981
Deferred revenue, current portion	53,570	53,375
Total current liabilities	72,591	71,657
Debt, less current portion	3,726	4,346
Other long-term liabilities	3,096	3,329
Deferred revenue, less current portion	4,188	3,486
Total liabilities	83,601	82,818
Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized as of April 30, 2017 and January 31, 2017, no shares issued or outstanding as of April 30, 2017 and January 31, 2017	—	—
Common stock $0.001 par value; 1,000,000,000 shares authorized as of April 30, 2017 and January 31, 2017; 32,007,136 and 31,519,134 shares issued and outstanding as of April 30, 2017 and January 31, 2017, respectively	32	32
Additional paid-in capital	166,521	162,781
Accumulated other comprehensive loss	(169)	(243)
Accumulated deficit	(161,738)	(157,392)
Total stockholders’ equity	4,646	5,178
Total liabilities and stockholders’ equity	$88,247	$87,996

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended
	April 30,
	2017	2016
Revenue:
Subscription services	$19,496	$17,321
Professional services	5,136	5,933
Total revenue	24,632	23,254
Cost of revenue:
Subscription services	4,607	4,135
Professional services	5,127	5,547
Total cost of revenue	9,734	9,682
Gross profit	14,898	13,572
Operating expenses:
Research and development	4,882	4,349
Sales and marketing	9,978	9,198
General and administrative	4,179	4,118
Total operating expenses	19,039	17,665
Operating loss	(4,141)	(4,093)
Other income (expense):
Interest expense	(122)	(133)
Interest income and other expense, net	8	(12)
Total other income (expense)	(114)	(145)
Loss before income taxes	(4,255)	(4,238)
Income tax expense	91	79
Net loss	$(4,346)	$(4,317)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.15)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	31,748	29,677

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three months ended
	April 30,
	2017	2016
Net loss	$(4,346)	$(4,317)
Change in fair value of marketable securities adjustments	2	—
Other comprehensive income (loss)—foreign currency translation adjustments	(76)	24
Comprehensive loss	$(4,420)	$(4,293)

See Notes to Condensed Consolidated Financial Statements.

Xactly Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,346)	$(4,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,062	866
Amortization of debt issuance costs	5	5
Stock-based compensation	2,661	1,636
Gain from disposal on fixed assets	(3)	—
Amortization of investments	24	—
Changes in operating assets and liabilities:
Accounts receivable	3,478	368
Prepaid expenses and other current assets	(804)	(900)
Accounts payable	(653)	(685)
Accrued expenses	785	(601)
Deferred revenue	896	2,462
Other long-term liabilities	(250)	(245)
Net cash provided by (used in) operating activities	2,855	(1,411)
Cash flows from investing activities:
Purchases of property and equipment	(728)	(940)
Proceeds from sales of property and equipment	3	—
Purchases of marketable securities	(5,867)	—
Proceeds from maturities of marketable securities	7,390	—
Net cash provided by (used in) investing activities	798	(940)
Cash flows from financing activities:
Payments of principal on term debt	(625)	(625)
Principal payments under capital lease obligations	—	(1)
Proceeds from exercise of stock options	512	91
Proceeds from issuance of common stock for ESPP	1,127	891
Tax payments related to the vesting of restricted stock units	(559)	—
Net cash provided by financing activities	455	356
Effect of exchange rate changes on cash and cash equivalents	61	15
Net increase (decrease) in cash and cash equivalents	4,169	(1,980)
Cash and cash equivalents at beginning of period	15,010	48,027
Cash and cash equivalents at end of period	$19,179	$46,047
Supplemental disclosure of cash flow information:
Cash paid for interest	$122	$131
Cash paid for taxes	65	69
Supplemental disclosure of non-cash investing activities:
Property and equipment included in accounts payable and accrued liabilities	$1,173	$453

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017, which was filed with the SEC on April 12, 2017.

The consolidated balance sheet as of January 31, 2017, included herein was derived from the audited financial statements as of that date. These unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, the Company’s comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending January 31, 2018.

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

Pending Merger

On May 29, 2017, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Excalibur Parent LLC, a Delaware limited liability company (Parent), and Excalibur Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, Parent and Merger Sub were formed by affiliates of Vista Equity Partners Fund VI, L.P., a Cayman Islands exempted limited partnership. Pursuant to the Merger Agreement, Parent will acquire all outstanding shares of the Company’s common stock for a total value of approximately $564 million.

Consummation of the Merger is subject to certain conditions, including, but not limited to, the: (i) requisite approval by the Company’s stockholders; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act); and (iii) absence of any law or order restraining, enjoining or otherwise prohibiting the Merger.

The transaction is expected to close in the third quarter of the 2017 calendar year.

Note 2. Balance Sheet Components

Accounts receivable, net consisted of the following (in thousands):

	April 30,	January 31,
	2017	2017
Accounts receivable	$22,365	$25,458
Unbilled accounts receivable	844	1,229
Allowance for doubtful accounts	(240)	(240)
Accounts receivable, net	$22,969	$26,447

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2017	2017
Computer software and equipment	$17,409	$17,238
Furniture and fixtures	830	776
Leasehold improvements	4,621	4,560
Construction in progress	1,070	36
Gross property and equipment	23,930	22,610
Less accumulated depreciation and amortization	(14,500)	(13,476)
Property and equipment, net	$9,430	$9,134

Depreciation and amortization expense for the three months ended April 30, 2017 and 2016 was $1,062,000 and $866,000, respectively.

Accrued expenses consisted of the following (in thousands):

	April 30,	January 31,
	2017	2017
Accrued compensation and benefits	$3,670	$4,528
Accrued expenses	2,962	1,626
Deferred rent	971	965
Sales tax payable	466	432
Other	1,055	804
Total accrued expenses	$9,124	$8,355

Other long-term liabilities consisted of the following (in thousands):

	April 30,	January 31,
	2017	2017
Deferred rent	$2,874	$3,124
Deferred tax liabilities	222	205
Total other long-term liabilities	$3,096	$3,329

Note 3. Marketable Securities

At April 30, 2017, marketable securities consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$3,800	$—	$(3)	$3,797
Commercial paper	1,198	—	(1)	1,197
Corporate bonds	18,018	—	(26)	17,992
U.S. government agencies	2,002	—	(2)	2,000
Money market funds	3,012	—	—	3,012
	$28,030	$—	$(32)	$27,998
Included in cash and cash equivalents	$3,012	$—	$—	$3,012
Included in short-term marketable securities	$25,018	$—	$(32)	$24,986

At January 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$5,240	$—	$(3)	$5,237
Commercial paper	2,495	—	(2)	2,493
Corporate bonds	16,827	—	(24)	16,803
U.S. government agencies	2,002	—	(1)	2,001
Money market funds	1,433	—	—	1,433
Total	$27,997	$—	$(30)	$27,967
Included in cash and cash equivalents	$1,433	$—	$—	$1,433
Included in short-term marketable securities	$26,564	$—	$(30)	$26,534

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of April 30, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. The Company may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, the Company classifies its investments, including securities with maturities beyond twelve months as “current assets” in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remaining securities are reflected in cash and cash equivalents. During the three months ended April 30, 2017, the Company did not sell any of its marketable securities.

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

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$13,842	$—	$—	$13,842
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Certificates of deposit	—	3,797	—	3,797
Commercial paper	—	1,197	—	1,197
Corporate bonds	—	17,992	—	17,992
U.S. government agencies	—	2,000	—	2,000
Total	$14,073	$24,986	$—	$39,059

	January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$12,260	$—	$—	$12,260
Restricted cash—money market funds	129	—	—	129
Restricted cash—bank certificates of deposit	102	—	—	102
Certificates of deposit	—	5,236	—	5,236
Commercial paper	—	2,493	—	2,493
Corporate bonds	—	16,803	—	16,803
U.S. government agencies	—	2,002	—	2,002
Total	$12,491	$26,534	$—	$39,025

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

The LOC provides the Company with a revolving line of credit for $15,000,000 and carries a variable interest rate equal to Prime plus 1.25% or LIBOR plus 2.5%. The LOC has a maturity date of October 2018. As of April 30, 2017 and January 31, 2017, $6,500,000 had been borrowed under the LOC, leaving $8,500,000 available for borrowing. As of April 30, 2017 and January 31, 2017, the interest rate on the LOC was 3.50% and 3.28%, respectively. The SVB Term Loan provides for a $10,000,000 term loan with a maturity date of September 2019. The SVB Term Loan carries a variable interest rate of Prime plus 1.25% or LIBOR plus 2.5% and requires equal quarterly principal payments and monthly interest payments through the maturity date in September 2019. As of April 30, 2017 and January 31, 2017, $6,250,000 and $6,875,000, respectively, was outstanding under the SVB Term Loan. As of April 30, 2017 and January 31, 2017, the interest rate on the SVB Term Loan was 3.49% and 3.28%, respectively.

All of the Company’s agreements with SVB include various financial and non-financial covenants with which the Company was in compliance as of April 30, 2017 and January 31, 2017.

Note 6. Commitments and Contingencies

Minimum Service Commitments and Leases

The Company has certain contractual service contracts that contain non-cancellable minimum service commitments that expire on various dates through fiscal 2018 and leases office space and equipment under non-cancellable operating and capital leases that expire on various dates through fiscal 2022. These commitments as of January 31, 2017 are disclosed in the Company’s Annual Report on Form 10-K, and did not change materially during the three months ended April 30, 2017. Leases for certain office facilities include scheduled periods of abatement and escalation of rental payments. The Company recognizes minimum rental expenses and lease incentives for operating leases on a straight-line basis over the term of the leases.

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

Note 7. Stock-based Awards and Stock-based Compensation

2005 Stock Option Plan

In 2005, the Company adopted a stock plan (2005 Plan), which was amended in September 2011 and again in March 2015. The 2005 Plan was terminated in connection with the Company’s initial public offering (IPO), and accordingly, no shares are available for future issuance under this plan. All shares that were available for the Company to grant under the 2005 Plan immediately prior to its termination were canceled. Awards under the 2005 Plan that expire or terminate without having been exercised subsequent to the IPO or are forfeited to or repurchased by the Company subsequent to the IPO will become available for issuance under the 2015 Equity Incentive Plan (2015 Plan), subject to the limits set forth in the 2015 Plan.

2015 Equity Incentive Plan

In June 2015, the Board adopted and the Company’s stockholders approved the 2015 Plan, which became effective upon the effectiveness of the IPO Prospectus. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s subsidiary corporations’ employees and consultants. During the three months ended April 30, 2017, the Company, automatically by the terms of the 2015 Plan, increased the shares reserved and available for issuance under the 2015 Plan by 1,575,956.

As of April 30, 2017, an aggregate of 2,916,452 common shares were reserved and available for issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In June 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (ESPP) with the first offering period under the ESPP beginning on the effectiveness of the IPO Prospectus. As of January 31, 2017, an aggregate of 857,350 shares of common stock were reserved and are available for issuance under the ESPP. During the three months ended April 30, 2017, the Company, automatically by the terms of the ESPP, increased the shares reserved and available for issuance under the ESPP by 630,382.  The Company issued 190,143 shares under the ESPP during the three months ended April 30, 2017. As of April 30, 2017, there were 1,297,589 shares reserved and available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at 85% of the fair market value, as defined in the ESPP, on the first day of the offering period or the last day of the purchase period, whichever is lower, and subject to any plan limitations. The ESPP provides for consecutive six-month purchase periods, starting on the first trading day on or after March 20 and September 20 of each year.

As of April 30, 2017, the Company had $563,000 in unrecognized stock-based compensation expense, net of estimated forfeitures, related to purchase rights that will be recognized over the weighted average period of approximately 1.0 year.

Stock option activity

Stock option activity is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Balance at January 31, 2017	4,323,154	$6.23	7.0 years	$25,582
Granted	—	—
Exercised	(140,109)	3.65
Forfeited	(76,117)	9.59
Expired	(41)	7.73
Balance at April 30, 2017	4,106,887	$6.26	6.8 years	$22,006
Vested and expected to vest as of April 30, 2017	4,003,226	$6.16	6.8 years	$21,835
Exercisable as of April 30, 2017	2,483,676	$4.18	5.6 years	$18,421

The intrinsic value for options exercised represents the difference between the fair market value based on the valuation of the common stock as determined by the Company’s Board of Directors prior to the IPO, or the closing market price of the Company’s common stock, following the IPO, on the date of exercise and the exercise price of the in-the-money stock options.

As of April 30, 2017, there was $6,661,000 of unamortized stock-based compensation expense related to unvested stock options which will be recognized over a weighted average period of approximately 2.8 years.

Restricted stock units

A summary of RSU activity during the three months ended April 30, 2017 was as follows:

	Number of shares	Weighted average grant-date fair value
Balance at January 31, 2017	1,686,095	$11.31
Granted	73,398	11.90
Released	(145,671)	8.22
Forfeited	(37,796)	10.34
Balance at April 30, 2017	1,576,026	$11.64

As of April 30, 2017, there was a total of $16,131,000 in unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

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

Stock-based compensation from stock options, RSUs and the ESPP included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended
	April 30,
	2017	2016
Cost of subscription services	$214	$133
Cost of professional services	318	191
Research and development	650	410
Sales and marketing	709	371
General and administrative	770	531
Total	$2,661	$1,636

Note 8. Income Taxes

For the three months ended April 30, 2017 and 2016, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against its domestic and foreign net deferred tax assets.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09 “Compensation - Stock Compensation: Topic 718” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The Company implemented ASU 2016-09 on a prospective basis beginning in the first quarter of 2018.  Upon adoption, the “without” basis NOL deferred tax asset was booked up for historical excess benefits to match the “with” basis NOL deferred tax asset, offset by the full valuation allowance. Subsequent to the adoption, all stock option activities will be accounted for discretely in the quarter that occur. However, due to the full valuation allowance on our federal deferred tax assets, no excess benefits have been reported discretely.

Note 9. Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders (in thousands, except per share data):

	Three months ended
	April 30,
	2017	2016
Numerator:
Net loss	$(4,346)	$(4,317)
Denominator:
Weighted-average common shares outstanding	31,748	29,677
Basic and diluted net loss per share	$(0.14)	$(0.15)

The following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding because they were anti-dilutive (in thousands):

	Three months ended
	April 30,
	2017	2016
Shares of common stock issuable upon exercise of warrants	-	472
Shares of common stock issuable under stock option plans outstanding	5,683	5,747
Potential common shares excluded from diluted net loss per share	5,683	6,219

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

Revenue by location is determined by the billing address of the customer. Approximately 90% of the Company’s revenue was from the United States for both the three months ended April 30, 2017 and 2016. Revenue from no other individual country exceeded 10% of total revenue for the three months ended April 30, 2017 or 2016.

Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of April 30, 2017 and January 31, 2017, more than 95% of the Company’s property and equipment was located in the United States.

Note 11. Subsequent Events

On May 30, 2017, the Company announced that it has entered into a definitive agreement to be acquired by Vista Equity Partners (Vista), a leading private equity firm focused on investments in software, data and technology-enabled businesses. Under the terms of the agreement, affiliates of Vista will acquire all outstanding shares of Xactly common stock for a total value of approximately $564 million. Xactly stockholders will receive $15.65 in cash per share.

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

Our customer base has been predominantly located in the U.S., and we plan to grow our customer base internationally. However, a number of our customers are U.S. companies with employees abroad. We estimate that approximately 32% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal quarter ended April 30, 2017. For the three months ended April 30, 2017, approximately 90% of our revenue was from U.S. customers. We market our solutions and services through our direct sales force and sales support staff, and we also rely on partners to refer opportunities to our sales force.

Because we offer our solutions on a subscription basis, we have visibility into a substantial portion of our near-term subscription services revenue. Subscriptions are typically sold through non-cancellable contracts with one to three year terms. Subscription fees are primarily based on the number of subscribers per customer per month. We generally invoice customers annually in advance. The prices we charge a customer per subscriber are driven, in part, by subscriber attributes and the number of subscribers for which that customer has contracted, with generally lower prices per subscriber for larger contracts consistent with industry practice. Customer attributes that impact pricing include, in no particular order, frequency of payment by the customer to its employees, complexity of the compensation plans, value of the employee’s compensation, value of the product or service that the employee is selling and the number of payees. Changes in competitive or market conditions may also cause us to reduce the prices we charge for our solutions or revise the pricing model upon which they are based. The average pricing per subscriber of our subscription services for the three months ended April 30, 2017 remained relatively consistent when compared to the three months ended April 30, 2016; however, we have noticed an increase in competitive discounting in the past fiscal quarter and fiscal year. We recognize subscription services revenue ratably over the term of the contract, and amounts billed in excess of revenue recognized for the period are reported as deferred revenue on our consolidated balance sheet. Our deferred revenue does not include the unbilled portion of subscription agreements.

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

As of April 30, 2017, we had approximately 303,000 subscribers, compared to approximately 268,000 subscribers at April 30, 2016, an increase of approximately 13%. No single customer accounted for more than 5% of our revenue for the three months ended April 30, 2017 or 2016. Within our customer base, deployments range from implementations within a single division or geography to enterprise-wide or global deployments. Our growth to date has been a function of growth in new customers, new subscribers at current customers and sales of additional modules to current customers. While approximately 56% of our customers were enterprise and mid-market companies as of April 30, 2017, we derived approximately 93% of our revenue from enterprise and mid-market customers for the three months ended April 30, 2017. We define our enterprise customers as those customers with a minimum of 4,000 employees and our mid-market customers as those customers with at least 350 and less than 4,000 employees. We have sold our solutions to customers in a number of industry verticals, including business & financial services, communications, high-tech manufacturing, life sciences, retail, travel & hospitality, media & internet and SaaS & traditional software.

We had total revenue of $24.6 million and $23.3 million for the three months ended April 30, 2017 and 2016, respectively, an increase of 6%. Our subscription services revenue for the three months ended April 30, 2017 and 2016 was $19.5 million and $17.3 million, respectively, an increase of 13%. We have made and expect to continue to make significant investments to support our growth, and accordingly have incurred net losses of $4.3 million for both the three months ended April 30, 2017 and 2016. We expect to incur losses for at least the next fiscal year.

Our growth strategy includes acquiring new customers, selling more subscriptions and modules to existing customers, enhancing our existing solutions, introducing new solutions and modules, expanding internationally, developing our partner ecosystem and pursuing selective acquisitions.

Proposed Merger

On May 29, 2017, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Excalibur Parent LLC, a Delaware limited liability company (Parent), and Excalibur Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Parent.  Parent and Merger Sub were formed by affiliates of Vista Equity Partners Fund VI, L.P., a Cayman Islands exempted limited partnership.  Capitalized terms used herein but not otherwise defined have the meaning set forth in the Merger Agreement.

At the Effective Time, each:

(i)

share of our common stock, par value $0.001 per share, (Company Common Stock) issued and outstanding as of immediately prior to the Effective Time (other than Owned Company Shares and Dissenting Company Shares) will be cancelled and extinguished, and automatically converted into the right to receive cash in an amount equal to $15.65, without interest thereon (Per Share Price);

(ii)	restricted stock unit that is unexpired, unexercised and outstanding (Company RSU) will be cancelled and converted into the right to receive:
(A)

for (1) any Company RSU that is vested as of the Effective Time (including any Company RSU that vests as a result of the transactions contemplated by the Merger Agreement or any additional action taken by the Company in connection therewith) (each, a Vested Company RSU) and (2) any additional Company RSU that becomes vested as of the Effective Time in an amount equal to the excess, if any of (x) 66 2/3% of all Company RSUs held by the holder of such Company RSU as of immediately prior to the Effective Time over (y) the total number of such holder’s Vested Company RSUs, an amount equal to the Per Share Price, subject to any required withholding for applicable taxes; and

(B)

for any Company RSU not addressed in the paragraph above (each, an Unvested Company RSU), a cash amount equal to (1) the Per Share Price multiplied by (2) the total number of shares of Company Common Stock subject to such Unvested Company RSU immediately prior to the Effective Time, which cash amount will vest and be payable at the same time as the Unvested Company RSU for which such cash amount was exchanged would have vested pursuant to its terms, subject to any required withholding for applicable taxes and subject to the holder’s continued employment with the Parent and its Affiliates (including the Surviving Corporation and its Subsidiaries) through the applicable vesting dates; provided, however, that the payment of such cash amount may be accelerated in the event the holder’s employment with the Surviving Corporation is terminated under certain circumstances (including in accordance with any change of control severance agreement, offer letter, employment agreement or any other agreement or contract that provides for vesting acceleration of such holder’s Company RSUs to which such holder is a party); and

(iii)	option to purchase shares of Company Common Stock that is unexpired, unexercised and outstanding (Company Option) will be cancelled and converted into the right to receive:
(A)

for (1) any Company Option that is vested as of the Effective Time (including any Company Option that vests as a result of the transactions contemplated by the Merger Agreement or any additional action taken by the Company in connection therewith) (each, a Vested Company Option) and (2) any additional Company Option that becomes vested as of the Effective Time in an amount equal to the excess, if any of (x) 66 2/3% of all Company Options held by the holder of such Company Option as of immediately prior to the Effective Time over (y) the total number of such holder’s Vested Company Options, an amount equal to (x) the Per Share Price (less the exercise price per share, if any, attributable to such Company Option), multiplied by (y) the aggregate number of shares of Company Common Stock subject to such Company Option, subject to any required withholding for applicable taxes; and

(B)

for any Company Option not addressed in the paragraph above (each, an Unvested Company Option), a cash amount equal to (1) the aggregate number of shares of Company Common stock subject to such Unvested Company Option multiplied by (2) the excess, if any, of the Per Share Price over the applicable per share exercise price under such Unvested Company Option, which cash amount will vest and be payable at the same time as the Unvested Company Option for which such cash amount was exchanged would have vested pursuant to its terms, subject to any required withholding for applicable taxes and subject to the holder’s continued employment with the Parent and its Affiliates (including the Surviving Corporation and its Subsidiaries) through the applicable vesting dates; provided, however, that the payment of such cash amount may be accelerated in the event the holder’s employment with the Surviving Corporation is terminated under certain circumstances (including in accordance with any change of control severance agreement, offer letter, employment agreement or any other agreement or contract that provides for vesting acceleration of such holder’s Company Options to which such holder is a party).

The parties have made customary representations, warranties and covenants in the Merger Agreement, including covenants regarding the conduct of their respective businesses and the use of reasonable best efforts to cause the conditions of the Merger to be satisfied.  We have agreed, subject to the restrictions and exceptions in the Merger Agreement, to conduct our business and operations in the ordinary course of business. We have also agreed to not initiate, propose or induce or knowingly encourage, facilitate or assist any inquiries regarding any proposal or offer that constitutes or would reasonably be expected to lead to an alternative acquisition proposal, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement also includes termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Parent a termination fee of $18.5 million.

Consummation of the Merger is subject to certain conditions, including, but not limited to, the: (i) requisite approval by our stockholders; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act); and (iii) absence of any law or order restraining, enjoining or otherwise prohibiting the Merger.

In connection with the execution of the Merger Agreement, Parent entered into voting agreements (the Voting Agreements) with entities affiliated with Alloy Ventures, entities affiliated with Bay Partners and entities affiliated with Rembrandt Venture Partners, which hold, in the aggregate, approximately 23% of the outstanding shares of Company Common Stock. Under the Voting Agreement, these parties have agreed, during the term of the Voting Agreement, to vote their shares of Company Common Stock (i) in favor of the adoption of the Merger Agreement and the approval of the Merger and the other transactions contemplated by the Merger Agreement and/or (ii) against any acquisition proposal or any action or agreement which would reasonably be expected to result in any of the conditions to the Company’s obligations to consummate the Merger as specified in the Merger Agreement not being fulfilled or any alternative acquisition proposals. The obligations under the Voting Agreements generally terminate when the Merger Agreement terminates.

Under the Company’s Second Amended and Restated Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB), dated October 30, 2015 and as amended from time to time, the Company intends to pay off its obligations in connection with the closing of the Merger and the closing of the Merger would be a technical covenant event of default under the Loan Agreement. As of the date of this report, the Company had $6.5 million outstanding under the revolving line of credit and $6.9 million outstanding under the term loan.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on May 30, 2017. We plan to file with the SEC a proxy statement in connection with the proposed Merger, which will contain additional information about the Merger and related matters.

Key business metrics

We use the following key business metrics in addition to our U.S. GAAP financial results to evaluate growth trends, measure our performance and make strategic decisions.

Subscribers

The number of subscribers at each of our customers ranges from tens to thousands. As of April 30, 2017, we had approximately 303,000 subscribers. This represents an increase of approximately 13% over the approximately 268,000 subscribers we had as of April 30, 2016. We expect subscriber additions to vary quarter to quarter based on factors such as seasonality, deal mix across customer segments and customer retention. A subscriber is a unique user account purchased by a customer for use by an employee or other customer-authorized user.

	As of April 30
	2017	2016
Subscribers*	303,000	268,000

*	Rounded to the nearest thousand.

Revenue Retention Rate

On an annual fiscal year basis, we also use the revenue retention rate as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the SEC on April 12, 2017.

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

Professional services

Cost of professional services consists primarily of personnel costs for our professional services delivery team as well as other outside services primarily labor associated with supplementing our internal staff. In addition, our cost of professional services includes allocated depreciation, facilities, insurance and rent expenses.

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

Sales and marketing expenses consist primarily of personnel costs, commissions, lead generation, promotions, customer-focused events and travel-related expenses. In addition, sales and marketing expenses include allocated depreciation, facilities, insurance and rent expenses. We expect our sales and marketing expenses to continue to increase in dollar amount for the foreseeable future as we expand our sales and marketing efforts domestically and internationally.

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

Results of operations

The following tables show our results of operations in dollars and as a percentage of our total revenue. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Three months ended
	April 30,
(in thousands)	2017	2016
Revenue:
Subscription services	$19,496	$17,321
Professional services	5,136	5,933
Total revenue	24,632	23,254
Cost of revenue:
Subscription services	4,607	4,135
Professional services	5,127	5,547
Total cost of revenue	9,734	9,682
Gross profit	14,898	13,572
Operating expenses:
Research and development	4,882	4,349
Sales and marketing	9,978	9,198
General and administrative	4,179	4,118
Total operating expenses	19,039	17,665
Operating loss	(4,141)	(4,093)
Total other income (expense)	(114)	(145)
Loss before income taxes	(4,255)	(4,238)
Income tax expense	91	79
Net loss	$(4,346)	$(4,317)

Percentage of total revenue

	Three months ended April 30, *
	2017	2016
Revenue:
Subscription services	79%	74%
Professional services	21	26
Total revenue	100	100
Cost of revenue:
Subscription services	19	18
Professional services	21	24
Total cost of revenue	40	42
Gross profit	60	58
Operating expenses:
Research and development	20	19
Sales and marketing	41	40
General and administrative	17	18
Total operating expenses	77	76
Operating loss	(17)	(18)
Total other income (expense)	—	(1)
Loss before income taxes	(17)	(18)
Income tax expense	—	—
Net loss	(18)%	(19)%

*	Certain figures may not sum due to rounding.

Comparison of the three months ended April 30, 2017 and 2016

Revenue

	Three months ended
	April 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Subscription services	$19,496	$17,321	$2,175	13%
Professional services	5,136	5,933	(797)	(13)%
Total revenue	$24,632	$23,254	$1,378	6%
Percentage of revenue:
Subscription services	79%	74%
Professional services	21%	26%
Total	100%	100%

Total revenue increased by $1.4 million, or 6%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016.

Subscription services revenue increased by $2.2 million, or 13%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016, respectively. The increase was primarily due to the addition of new customers and to a lesser extent, an increase in subscribers at existing customers, as well as the sale of additional modules to existing customers.

Professional services revenue decreased by $0.8 million, or 13%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016, respectively. The decrease was primarily due to a decrease in our professional services average hourly billing rate, partially offset by an increase in the number of professional service hours in the three months ended April 30, 2017 compared to the three months ended April 30, 2016.

Cost of revenue and gross margin

	Three months ended
	April 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Cost of revenue:
Subscription services	$4,607	$4,135	$472	11%
Professional services	5,127	5,547	(420)	(8)%
Total cost of revenue	$9,734	$9,682	$52	1%
Gross profit	$14,898	$13,572	$1,326	10%
Gross margin	60%	58%	2%
Percentage of revenue: *
Cost of subscription services	19%	18%
Cost of professional services	21%	24%
Total	40%	42%

*	Certain figures may not sum due to rounding.

Cost of revenue increased by $1.3 million, or 10%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016.

Cost of subscription services revenue increased by $0.5 million, or 11%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase was primarily due to a $0.3 million increase in personnel costs related to higher headcount, $0.2 million increase in software and equipment costs and a $0.2 million increase in depreciation expense, partially offset by a $0.2 million decrease in hosting services costs.

Cost of professional services decreased $0.4 million, or 8%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The decrease was primarily due to a decrease of $0.8 million in outside service costs and other costs, partially offset by a $0.3 million increase in personnel costs related to increased headcount and a $0.1 million increase in stock-based compensation expense.

Overall gross margin increased to 60% for the three months ended April 30, 2017 compared to 58% for the three months ended April 30, 2016. The increase was primarily due to the increase in subscription services revenue of 13% while the cost of subscription services revenue increased 11%, partially offset by the decrease in professional services revenue of 13% while the cost of professional services revenue decreased 8%.

Operating expenses

	Three months ended
	April 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Research and development	$4,882	$4,349	$533	12%
Sales and marketing	9,978	9,198	780	8%
General and administrative	4,179	4,118	61	1%
Total operating expenses	$19,039	$17,665	$1,374	8%
Percentage of revenue: *
Research and development	20%	19%
Sales and marketing	41%	40%
General and administrative	17%	18%
Total	77%	76%

*	Certain figures may not sum due to rounding.

Research and development expenses increased by $0.5 million, or 12%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase for the three months ended April 30, 2017 was primarily due to an increase of $0.3 million in personnel costs related to increased headcount and an increase in stock-based compensation expense of $0.2 million.

Sales and marketing expenses increased by $0.8 million, or 8%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase for the three months ended April 30, 2017 was primarily due to an increase in personnel costs of $0.4 million related primarily to increased headcount, a $0.3 million increase in stock-based compensation expense and a $0.2 million increase in marketing and promotions, partially offset by a decrease of $0.1 million in travel and entertainment related expenses.

General and administrative expenses increased by $0.1 million, or 1%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase for the three months ended April 30, 2017 was primarily due to increases of $0.2 million in stock-based compensation expense and $0.1 million in personnel costs related to increased headcount, partially offset by decreases of $0.1 million in outside services and $0.1 million in facilities costs.

Total other income (expense)

	Three months ended
	April 30,
(dollars in thousands)	2017	2016	$ Change	% Change
Interest expense	$(122)	$(133)	$11	(8)%
Other income (expense), net	8	(12)	20	167%
Total other income (expense)	$(114)	$(145)	$31	21%
Percentage of revenue: *
Interest expense	(0)%	(1)%
Total	(0)%	(1)%

*	Certain figures may not sum due to rounding.

Interest expense decreased by $11,000, or 8%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016, primarily due to the decrease in debt outstanding during the three months ended April 30, 2017.

Other income (expense), net increased by $20,000 for the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, primarily due to higher interest income from our short-term investments, partially offset by an increase in foreign exchange losses.

Liquidity and capital resources

Liquidity

The following table summarizes our cash flows for the periods indicated:

	Three months ended
	April 30,
(in thousands)	2017	2016
Net cash provided by (used in) operating activities	$2,855	$(1,411)
Net cash provided by (used in) investing activities	798	(940)
Net cash provided by financing activities	455	356
Cash, cash equivalents and marketable securities	44,165	46,047

Prior to our IPO, we financed our operations primarily through the sales of our solutions, private placements of our convertible preferred stock and proceeds from our credit facilities in the form of term debt, capital leases and a revolving line of credit. In July 2015, we raised gross proceeds of $63.3 million in our IPO. After deducting underwriting discounts and commissions, the aggregate net proceeds received totaled approximately $58.8 million, before offering costs of approximately $4.3 million. As of April 30, 2017, and January 31, 2017, we had $44.2 million and $41.5 million, respectively, of cash, cash equivalents and marketable securities. Our marketable securities investment portfolio primarily consists of highly rated securities, and our investment policy generally limits the amount of credit exposure to securities from any one issuer. The policy requires investments generally to be rated “investment grade” so as to minimize the potential risk of principal loss.

In October 2015, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (SVB) (Amended SVB Agreement) which provided for an increase of the revolving line of credit (LOC) to $15.0 million and extended the maturity date to October 2018. As of both April 30, 2017 and January 31, 2017, we had $6.5 million outstanding under the LOC.

In October 2015, as part of the Amended SVB Agreement, we entered into a $10.0 million term loan (SVB Term Loan) which was used to repay the $10.0 million outstanding under our then existing Mezzanine Loan and Security Agreement (Mezzanine Loan), dated as of October 24, 2014, by and among the Company and SVB, in full in accordance with its terms. The SVB Term Loan matures on September 30, 2019. As of April 30, 2017, we had $6.3 million outstanding under the SVB Term Loan.

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed subscription fees, which is then recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2017 and January 31, 2017, we had deferred revenue of $57.8 million and $56.9 million, respectively. Of these amounts, $53.6 million and $53.4 million, respectively, were recorded as current liabilities and are expected to be recorded as revenue in the following fiscal year, provided all other revenue recognition criteria have been met.

Net cash provided by or used in operating activities

Cash provided by or used in operating activities is significantly influenced by the amount of cash we invest in personnel, customer acquisition and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our solutions, and the amount and timing of customer payments. We have continued to experience increases in operating expenses combined with increases in investments in personnel and infrastructure, all of which have significantly exceeded the revenue generated from the growth in our subscriber base, resulting in net losses for the periods presented. As we continue to invest in personnel and infrastructure to support the anticipated growth of our business, we expect working capital deficits and uses of cash in operations to continue.

We generated $2.9 million in cash from operating activities for the three months ended April 30, 2017, which reflects our net loss of $4.3 million, adjusted by non-cash charges consisting primarily of stock-based compensation expense of $2.7 million and depreciation and amortization expense of $1.1 million and a favorable net change in operating assets and liabilities of $3.4 million. The significant items in the net change in operating assets and liabilities include a $3.5 million decrease in accounts receivable, a $0.1 million increase in accounts payable and accrued expenses and a $0.9 million increase in deferred revenue, which was partially offset by a $0.8 million increase in prepaid expenses and other current assets and a $0.3 million decrease in other long-term liabilities.

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

Average days sales outstanding were 90 days and 78 days for the three months ended April 30, 2017 and 2016, respectively.

Net cash provided by or used in investing activities

Our primary investing activities have consisted of capital expenditures to purchase equipment necessary to support our data center facilities, our network and other operations. As our business grows, we expect our capital expenditures to continue to increase.

We generated $0.8 million in cash from investing activities for the three months ended April 30, 2017, reflecting proceeds of $7.4 million from maturities of marketable securities and sales of property and equipment, partially offset by $5.9 million for the purchases of marketable securities and $0.7 million for the purchases of property and equipment.

We used $0.9 million in cash for investing activities for the three months ended April 30, 2016, reflecting $0.9 million for the purchases of property and equipment.

Net cash provided by financing activities

We generated $0.5 million in cash from financing activities for the three months ended April 30, 2017, which was primarily due to proceeds of $1.6 million from the exercise of stock options and issuance of common stock for our Employee Stock Purchase Plan (ESPP). These increases were partially offset by payments of principal on term debt of $0.6 million and tax payments related to the vesting of restricted stock units of $0.6 million.

We generated $0.4 million in cash from financing activities for the three months ended April 30, 2016, which was primarily due to proceeds of $1.0 million from the exercise of stock options and issuance of common stock for our ESPP. These increases were partially offset by payments of principal on term debt of $0.6 million.

Capital resources

As of April 30, 2017, we had cash, cash equivalents and marketable securities of $44.2 million, which were predominantly denominated in U.S. dollars and consisted of bank deposits, money market funds, corporate bonds and notes, US Treasuries, certificates of deposit and commercial paper. As of April 30, 2017, $0.7 million of cash was held by our foreign subsidiaries. We incurred net losses of $4.3 million for both the three months ended April 30, 2017 and 2016. In addition, our accumulated deficit was $161.7 million as of April 30, 2017.

We may require access to capital to fund our operations, including general working capital for operating expenses, purchases of property and equipment for our operations, and other needs. We believe that our existing liquidity sources will satisfy our cash requirements and operations (including continued growth in revenue and employees) for at least the next 12 months. We expect that our operating losses and negative cash flows from operations will continue through at least the foreseeable future. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We cannot assure you that such additional financing will be available at terms acceptable to us, or at all. In addition, we may opportunistically seek to raise additional capital to fund our continued growth. To the extent that we are unsuccessful in obtaining additional debt or equity financing, our plans for continued growth may need to be moderated or curtailed.

Contractual obligations

There were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Silicon Valley Bank credit facility

In October 2015, we entered into the Amended SVB Agreement. The Amended SVB Agreement, among other things, provided for a revolving line of credit up to $15.0 million with a maturity date of October 30, 2018, and a variable annual rate of interest of Prime plus 1.25% or LIBOR plus 2.5%. As of October 31, 2016 and January 31, 2016, we had $8.5 million available under the SVB credit facility. Also, as part of the Amended SVB Agreement, we entered into a $10.0 million SVB Term Loan, with a maturity date of September 30, 2019. The SVB Term Loan carries a variable annual rate of interest of Prime plus 1.25% or LIBOR plus 2.5% and requires principal payments due in 16 equal quarterly installments and interest payments on a monthly basis. In accordance with the Amended SVB Agreement, the $10.0 million outstanding under the Mezzanine Loan was paid in full in accordance with the terms of the Mezzanine Loan. The Amended SVB Agreement contains several standard financial covenants with which we were in compliance as of April 30, 2017.

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

Contingencies

Other taxes

We conduct operations in many tax jurisdictions throughout the U.S. In many of these jurisdictions, non-income based taxes, such as property taxes, sales and use taxes, and value-added taxes are assessed on our operations in that particular location. While we strive to ensure compliance with these various non-income based tax filing requirements, there have been instances where potential noncompliance exposures have been identified. In accordance with U.S. GAAP, we make a provision for these exposures when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We believe that, as of April 30, 2017 and January 31, 2017, we have adequately provided for such contingencies. However, it is possible that our results of operations, cash flows, and financial position could be harmed if one or more noncompliance tax exposures are asserted by any of the jurisdictions where we conduct our operations.

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

Off-balance sheet arrangements

During the three months ended April 30, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Recent Accounting Pronouncements

Goodwill Impairment: In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04), that eliminates “Step 2” from the goodwill impairment test. The new standard is effective for us in the first quarter of fiscal 2020, and early adoption is permitted. The new guidance must be applied on a prospective basis. We do not anticipate that the adoption of ASU 2017-04 will have a significant impact on our consolidated financial statements or the related disclosures.

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

Restricted Cash: In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (ASU 2016-18), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. We will adopt ASU 2016-18 in its first quarter of 2019 utilizing the retrospective adoption method. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures.

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

Simplifying the Accounting for Stock-Based Compensation: In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes several aspects of the accounting for share-based payment award transactions, including: accounting for income taxes; classification of excess tax benefits on the statement of cash flows; forfeitures; minimum statutory tax withholding requirements; and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We adopted ASU 2016-09 in the first quarter of 2018 and elected to apply this adoption prospectively. Prior periods have not been adjusted. The adoption, along with the remaining provisions of ASU 2016-09, did not have a material impact on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. This guidance should be applied on a modified retrospective basis beginning in the first quarter of fiscal 2020. We have not yet begun to evaluate the impact this standard will have on our consolidated financial statements and related disclosures.

Revenue Recognition: In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (Topic 606), which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” (Topic 605). Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Topic 606 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued “Updated 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” to defer the effective date of the standard by one year. The new standard is effective for us in our first quarter of fiscal 2019. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or modified retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (cumulative catch-up transition method). We currently anticipate adopting the standard using the cumulative catch-up transition method.

While we continue to assess all potential impacts of Topic 606, we currently expect to continue to recognize revenue over time for our subscription arrangements. We currently believe the adoption of Topic 606 will impact our accounting for multiple element arrangements that include both subscription and professional services. Topic 606 requires us to separate the different elements in an arrangement through the use of stand-alone selling price and to recognize the revenue allocated to the different elements as if those elements had been sold on a standalone basis, either upon delivery at a point in time or over time. More judgment and estimates will be required under Topic 606 than are required under Topic 605.

Furthermore, Topic 606 also includes Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers”, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. This will require that we capitalize costs directly related to obtaining customer contracts including commissions, and we will amortize those costs over the expected life of a customer. Due to the broad scope and complexity associated with Topic 606, we are currently implementing systems and processes to assist in the adoption of this accounting standard.

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

Foreign currency risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended April 30, 2017 and 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest rate sensitivity

We had cash, cash equivalents, and marketable securities of $44.2 million and $41.5 million as of April 30, 2017 and as of January 31, 2017, respectively. Our cash and cash equivalents are held in cash (i.e. bank deposits) and short-term money market funds. Our marketable securities consist primarily of corporate bonds and notes, US Treasuries, certificates of deposit and commercial paper, all of which have original maturities of less than one year. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the fiscal year ended January 31, 2017 and the three months ended April 31, 2017 and 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In addition, as of April 30, 2017 and as of January 31, 2017, we had approximately $12.7 million and $13.4 million, respectively, in short- and long-term debt with variable interest rate components. A hypothetical 10% increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2017 (Evaluation Date).

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

Risks related to our business

The pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

Completion of the Merger is subject to the satisfaction of various conditions, including the absence of certain legal impediments. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger gives rise to inherent risks that include:

•	the inability to complete the Merger due to the failure to satisfy the conditions to the completion of the Merger;
•

the risk that if the Merger is not completed, investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger;

•	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•

the pendency of the Merger, even if ultimately completed, may create uncertainty in the marketplace and could lead current and prospective customers to purchase from other vendors or delay purchasing from us;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;
•

the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•

legal or regulatory proceedings, including regulatory approvals (including any conditions, limitations or restrictions placed on approvals), and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•

the inability to attract and retain key personnel pending consummation of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment post-Merger;

•	stockholder litigation could prevent or delay the Merger or otherwise negatively impact our business and operations;
•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•

the amount of costs, fees, expenses and charges related to the Merger Agreement or the Merger, including the requirement to pay a termination fee of $18.5 million if we terminate the agreement governing the Merger under certain circumstances;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Merger; and
•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability.

We generated net losses of $4.3 million for the three months ended April 30, 2017. As of April 30, 2017, we had an accumulated deficit of $161.7 million. We will need to generate and sustain increased revenue levels in future periods in order to become and remain profitable. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our incentive compensation and employee and sales performance management solutions, meet the increased compliance requirements associated with our operation as a public company, scale our professional services capabilities and expand into new markets. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this filing, and unforeseen expenses, difficulties, complications and delays and other unknown events. We may not be able to maintain or increase our revenue levels, and we expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Our growth strategy depends, in part, on our ability to develop and launch new solutions on a timely basis. For example, we introduced two new products, Xactly Inspire and Xactly Connect, in May 2016, in January 2017 introduced a Commission Expense Forecasting solution as part of Xactly Incent Enterprise, and most recently in May 2017 announced Xactly SimplyComp and Xactly Insights for sales. If existing and potential customers do not perceive the benefits of these new offerings, a market may not develop or may develop more slowly than we expect, either of which would adversely affect our revenue growth prospects. We also face the risk that customers may not understand or be willing to bear the cost of incorporating these newer solutions into their organizations. In addition, we have limited experience in pricing any new solutions, such as Xactly Inspire, Xactly Connect and Xactly SimplyComp, which could result in underpricing that adversely affects our expected financial performance, or overpricing that inhibits our customers’ acceptance of such new solutions. Even if the initial development and commercial introduction of any new solutions are successful, we cannot assure you that they will achieve widespread market acceptance or that any market acceptance will be sustainable over the longer term.

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

We believe there are seasonal factors that may cause calculated billings and professional services revenue to be higher in some quarters compared with others. Generally, the timing of calculated billings have been split approximately 40% in the first half of the fiscal year and 60% in the second half of the fiscal year. Also, professional services revenue reflects this seasonality and is generally higher in our fourth fiscal quarter. We believe this variability is largely due to our customers’ compensation plan design and budgetary and spending patterns. In addition, investments in sales and marketing programs are seasonally higher in our second fiscal quarter, primarily due to our end user CompCloud conference that we host during the second quarter. In fiscal 2018, our participation in the salesforce.com DreamForce conference during the fourth quarter also is expected to increase our fourth fiscal quarter sales and marketing expenses.

Because our long-term growth strategy involves further expansion of our sales to customers outside the U.S., our business will be increasingly susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended April 31, 2017 and the year ended January 31, 2017, revenue generated outside of the U.S. was approximately 10% and 9%, respectively, of our total revenue. In addition, a number of our customers are U.S. companies with employees abroad, and we estimate that approximately 32% of our subscribers are located outside of the U.S., based on a representative sample of our user logins during the last two months of the fiscal year ended January 31, 2017. We currently have international offices outside of the U.S. in the United Kingdom for sales and marketing and support and India for research and development, support, professional services and sales. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. Additionally, some of the important factors that may affect our quarterly operating results include the following:

•	changes in spending on incentive compensation or sales performance management solutions by our current or prospective customers;
•	pricing of our solutions;
•	acquisition of new customers and new subscribers at current customers and the sale of additional modules to current customers;
•	customer renewal rates and the number of subscribers and additional modules for which agreements are renewed;
•	customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•	budgeting cycles of our customers;
•	effects of seasonal trends on our operating results;
•	changes in the competitive dynamics of our market, including reduced pricing by competitors or consolidation among competitors or customers;
•

the amount and timing of operating expenses, particularly research and development and marketing and sales expenses (including marketing events and commissions and bonuses associated with performance), and employee benefit expenses;

•	the amount and timing of any third-party disputes, litigation or intellectual property threats or litigation;
•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, unusual items and other non-cash charges;
•	the amount and timing of costs associated with recruiting and training new employees;
•	the amount and timing of cash collections from our customers and the relative mix of quarterly, semi-annual and annual billings;
•	the introduction and adoption of our solutions and services in markets outside of the U.S.;
•	unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;
•	the costs and timing of costs associated with our data center facilities, including those associated with our expected data center opening in Germany planned for December 2017;
•	changes in the levels of our capital expenditures;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our markets.

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

We currently serve our customers from data centers located in Virginia and California, with most of these data center operations managed by third parties, and some managed by us beginning in April 2015. We have announced our plan to open a data center in Germany in December 2017. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our operations staff and our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, cyber-attacks and similar events. If there are any lapses of service or damage to a facility, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis and may not cover all forms of disaster and crisis, our business could be harmed.

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

Our success depends, in part, on our ability to attract and retain customers that are small, emerging companies, such as those we target with our Xactly Incent Express product and with our new product, Xactly SimplyComp. These customers are challenging to reach, acquire and retain in a cost-effective manner. Selling to and retaining these smaller companies can be more difficult than selling to and retaining large enterprise customers because smaller companies generally have high business failure rates, are price-sensitive, are difficult to reach with targeted sales campaigns, have lower renewal rates and generate less revenue. In addition, smaller companies frequently have limited budgets and may choose to spend funds on items other than our solutions. If these organizations experience economic hardship, they may be unwilling or unable to expend resources on technology software and services. If we are unable to market and sell our solutions to these smaller companies with competitive pricing and in a cost-effective manner, our ability to grow our revenue will be harmed.

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

While we have two issued U.S. patents and eight U.S. patent applications pending, those applications and any patent applications that we may file in the future may not result in issued patents, and we may be unable to obtain protection for the covered technology. In addition, any patents issued or other intellectual property may not provide us with competitive advantages, or may be successfully challenged or invalidated by third parties through administrative process or litigation. Effective trademark, trade secret, patent, copyright and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Additional uncertainty may result from changes to intellectual property legislation enacted in the U.S. and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions or to use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some countries do not protect proprietary and intellectual property rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, including as counterclaims to any intellectual property litigation. Litigation is inherently uncertain, and any litigation, whether as a plaintiff or defendant and whether or not it is resolved in our favor, could result in significant expense to us and the invalidation or narrowing of the scope of our intellectual property and could divert the efforts of our technical and management personnel.

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

As of April 30, 2017, we had total outstanding indebtedness of approximately $12.7 million drawn under various credit facilities.

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

A failure to comply with the covenants and other provisions of our credit agreements could result in events of default under such agreements, which could permit acceleration of all of our outstanding indebtedness. For example, the closing of the Merger requires the repayment of the amounts outstanding under our existing indebtedness pursuant to the terms of the agreements. Any required repayment of the principal amount of our existing indebtedness as a result of a fundamental change or acceleration of our existing indebtedness would reduce our cash on hand such that we would not have those funds available for use in our business.

Financing agreements to which we are party or may become party may contain operating and financial covenants that restrict our business and financing activities.

Our existing credit facilities with certain lenders contain certain operating and financial restrictions and covenants, including a prohibition on the incurrence of certain indebtedness and liens, a prohibition on certain investments, a prohibition on paying dividends on our common stock, restrictions against certain merger and consolidation transactions, including the closing of the Merger, certain restrictions against the disposition of assets and the requirement to maintain a minimum level of liquidity. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our credit agreements and any future financing agreements that we may enter into. If not waived, defaults could cause our outstanding indebtedness under our credit agreement and any future financing agreements that we may enter into to become immediately due and payable.

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

We rely heavily on our data centers, network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of a terrorist attack, online or hacker attack, earthquake, fire, flood, power loss, telecommunications failure, or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our solutions to our customers. Our service is delivered from data centers located in Virginia and California, and in the future, in Germany, with most of the data center operations managed both by third parties and, beginning in April 2015, by us. In addition, we are headquartered and most of our employees reside in the San Francisco Bay Area, an area susceptible to earthquakes, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems or otherwise continue to provide our solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

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

•	changes in operating performance and stock market valuations of cloud-based software or other technology companies, or those in our industry in particular;
•	price and volume fluctuations in the trading of our common stock and in the overall stock market, including as a result of trends in the economy as a whole;
•	announcements by us with regard to the effectiveness of our internal controls and our ability to accurately report financial results;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or our industry;
•	lawsuits threatened or filed against us;
•	changes in key personnel;
•	events in relation to the Merger, including any failure to complete the Merger; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of April 30, 2017, we have outstanding 32,007,136 shares of common stock.

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

Our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially own approximately 39% of our common stock outstanding based on shares outstanding as of April 30, 2017. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act of 2002 (Sarbanes‑Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the New York Stock Exchange (the “NYSE”). The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

As a result of the Merger, upon closing our common stock will no longer be publicly traded, and will be delisted from the NYSE. In addition, we will no longer file periodic reports with the SEC.

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

On August 31, 2015, we repaid in full all amounts outstanding under the May 2013 Loan and Security Agreement, as amended (Wellington Agreement), in accordance with its terms using a portion of the proceeds from the IPO. The principal balance outstanding under the Wellington Agreement was $15.4 million and had a fixed term interest rate of 9.5% per annum. The terms of the Wellington Agreement are described in further detail elsewhere in this report. Other than this debt repayment, there has been no material change in the planned use of proceeds from our IPO as described in our IPO Prospectus.  We invested the remaining funds received in the IPO in money market funds.

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

Dated: June 8, 2017

Xactly Corporation

/s/ Christopher W. Cabrera
Christopher W. Cabrera
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Joseph C. Consul
Joseph C. Consul
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

2.1	Agreement and plan of Merger, dated as of May 29, 2017, by and between Excalibur Parent LLC and Excalibur Merger Sub, Inc.	8-K	001-37451	2017-05-30	2.1
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-204288	2015-06-08	3.3

3.2	Amended and Restated Bylaws.	S-1/A	333-204288	2015-06-08	3.4

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Schema Linkbase Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

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